Form 10-Q
period 2021-09-26
First Watch Restaurant Group, Inc.
filed 2021-11-08
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-04321
First Watch Restaurant Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-4271369
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
8725 Pendery Place, Suite 201, Bradenton, FL 34201
(Address of Principal Executive Offices) (Zip Code)
(941) 907-9800
Registrant’s telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FWRG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 59,048,446 shares of common stock as of November 5, 2021.

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Assets
Current assets:
Cash and cash equivalents	$51,851	$38,846
Restricted cash	251	251
Accounts receivable	2,901	3,915
Inventory	3,473	2,915
Prepaid expenses	3,304	2,490
Deferred offering costs	3,709	—
Other current assets	1,232	621
Total current assets	66,721	49,038
Goodwill	345,219	345,219
Intangible assets, net	143,241	143,662
Operating lease right-of-use assets	318,931	307,558
Property, fixtures and equipment, net of accumulated depreciation of $107,994 and $86,250, respectively	163,404	160,744
Other long-term assets	1,319	1,291
Total assets	$1,038,835	$1,007,512
Liabilities and Equity
Current liabilities:
Accounts payable	$6,977	$4,220
Accrued liabilities	17,281	13,482
Accrued compensation and deferred payroll taxes	15,256	10,856
Deferred revenues	2,251	4,273
Current portion of operating lease liabilities	39,633	40,111
Current portion of long-term debt	3,626	3,590
Total current liabilities	85,024	76,532
Operating lease liabilities	322,516	307,802
Long-term debt, net	287,660	286,400
Deferred income taxes	12,839	10,313
Deferred payroll taxes	3,333	3,333
Other long-term liabilities	3,305	2,266
Total liabilities	714,677	686,646
Commitments and contingencies (Note 11)
Equity:
Preferred stock; $0.01 par value; 266,667 shares authorized, issued and outstanding	3	3
Common stock; $0.01 par value; 300,000,000 shares authorized; 45,013,784 shares issued and outstanding	450	450
Additional paid-in capital	424,091	423,345
Accumulated deficit	(100,386)	(102,932)
Total equity	324,158	320,866
Total liabilities and equity	$1,038,835	$1,007,512
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Revenues:
Restaurant sales	$155,082	$98,353	$432,136	$229,546
Franchise revenues	2,359	1,396	6,437	3,449
Total revenues	157,441	99,749	438,573	232,995
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	35,871	22,053	96,383	53,040
Labor and other related expenses	50,587	34,115	136,586	84,127
Other restaurant operating expenses	24,185	19,881	71,000	43,163
Occupancy expenses	14,199	13,127	41,956	38,309
General and administrative expenses	17,019	11,347	44,360	33,625
Depreciation and amortization	8,203	7,849	23,965	22,877
Impairments and loss on disposal of assets	98	27	261	282
Transaction expenses (income), net	126	(34)	752	65
Total operating costs and expenses	150,288	108,365	415,263	275,488
Income (Loss) from operations	7,153	(8,616)	23,310	(42,493)
Interest expense	(6,051)	(5,832)	(18,656)	(16,499)
Other income, net	215	45	536	405
Income (Loss) before income tax expense (benefit)	1,317	(14,403)	5,190	(58,587)
Income tax expense (benefit)	534	(3,262)	2,644	(16,024)
Net income (loss) and total comprehensive income (loss)	$783	$(11,141)	$2,546	$(42,563)
Net income (loss) per common share - basic	$0.02	$(0.25)	$0.06	$(0.95)
Net income (loss) per common share - diluted	$0.02	$(0.25)	$0.06	$(0.95)
Weighted average number of common shares outstanding - basic	45,013,784	45,013,784	45,013,784	45,013,784
Weighted average number of common shares outstanding - diluted	46,085,650	45,013,784	46,077,196	45,013,784

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 27, 2021	266,667	$3	45,013,784	$450	$423,661	$(101,169)	$322,945
Net income	—	—	—	—	—	783	783
Stock-based compensation	—	—	—	—	430	—	430
Balance at September 26, 2021	266,667	$3	45,013,784	$450	$424,091	$(100,386)	$324,158

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 27, 2020	266,667	$3	45,013,784	$450	$423,345	$(102,932)	$320,866
Net income	—	—	—	—	—	2,546	2,546
Stock-based compensation	—	—	—	—	746	—	746
Balance at September 26, 2021	266,667	$3	45,013,784	$450	$424,091	$(100,386)	$324,158

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2020	—	$—	45,013,784	$450	$382,977	$(84,673)	$298,754
Share issuance	266,667	3	—	—	39,997	—	40,000
Net loss	—	—	—	—	—	(11,141)	(11,141)
Stock-based compensation	—	—	—	—	192	—	192
Balance at September 27, 2020	266,667	$3	45,013,784	$450	$423,166	$(95,814)	$327,805

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2019	—	$—	45,013,784	$450	$382,598	$(53,251)	$329,797
Share issuance	266,667	3	—	—	39,997	—	40,000
Net loss	—	—	—	—	—	(42,563)	(42,563)
Stock-based compensation	—	—	—	—	571	—	571
Balance at September 27, 2020	266,667	$3	45,013,784	$450	$423,166	$(95,814)	$327,805

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Cash flows from operating activities:
Net income (loss)	$2,546	$(42,563)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,965	22,877
Amortization of debt discount and deferred issuance costs	958	901
Non-cash operating lease costs	9,582	8,757
Deferred income taxes	2,526	(16,112)
Impairments and loss on disposal of assets	261	282
Stock-based compensation	746	571
Changes in assets and liabilities:
Accounts receivable	1,014	3,438
Inventory	(558)	53
Prepaid expenses	(814)	291
Deferred offering costs	(2,454)	1,307
Other assets, current and long-term	(639)	(517)
Accounts payable	2,757	768
Accrued liabilities	8,406	(2,346)
Accrued compensation and deferred payroll taxes, current and long-term	4,399	(3,188)
Deferred revenues, current and long-term	(1,714)	(4,069)
Operating lease liabilities	(6,716)	9,157
Net cash provided by (used in) operating activities	44,265	(20,393)
Cash flows from investing activities:
Capital expenditures	(27,065)	(22,179)
Purchase of intangible assets	(359)	(149)
Net cash used in investing activities	(27,424)	(22,328)
Cash flows from financing activities:
Proceeds from preferred stock issuance	—	40,000
Proceeds from issuance of long-term debt	—	54,600
Repayments of long-term debt	(2,210)	(3,210)
Proceeds from borrowings on revolving credit facility	—	22,000
Repayments of borrowings on revolving credit facility	—	(39,000)
Payment of deferred offering costs	(1,255)	—
Finance lease payments	(371)	(223)
Net cash (used in) provided by financing activities	(3,836)	74,167
Net increase in cash and cash equivalents and restricted cash	13,005	31,446
Cash and cash equivalents and restricted cash:
Beginning of period	39,097	11,121
End of period	$52,102	$42,567
Supplemental cash flow information:
Cash paid for interest	$14,763	$14,606
Cash paid for income taxes, net of refunds	$55	$155
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Supplemental disclosures of non-cash investing and financing activities:
Interest converted to long-term debt	$3,062	$566
Leased assets obtained in exchange for new operating lease liabilities	$23,391	$14,313
Leased assets obtained in exchange for new finance lease liabilities	$185	$248
Remeasurements of operating lease assets and lease liabilities	$(2,396)	$(3,355)
Terminations of operating lease liabilities	$—	$(705)
Remeasurements of finance lease assets and lease liabilities	$9	$164
Change in liabilities from acquisition of property, fixtures and equipment	$(1,153)	$(3,036)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization

First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company” or “Management”) operates and franchises restaurants in 28 states operating under the “First Watch” trade name which are focused on made-to-order breakfast, brunch and lunch. As of September 26, 2021 and December 27, 2020, the Company operated 337 company-owned restaurants and 321 company-owned restaurants, respectively, and had 91 franchise-owned restaurants and 88 franchise-owned restaurants, respectively.

Initial Public Offering

On September 20, 2021, the Company’s board of directors and its stockholders approved an amendment to the Company’s Certificate of Incorporation. Such amendment (i) effected a 11.838-for-1 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratio of the preferred stock and (ii) authorized an increase to the number of shares of common stock of the Company to 300,000,000 and an increase to the number of shares of preferred stock to 10,000,000. The par value of the Company’s common and preferred stock was not adjusted in connection with the stock split. All common share and per share amounts for all periods presented in the accompanying unaudited interim consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split.

On September 30, 2021, the Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective and the Company’s common stock began trading on the Nasdaq Global Select Market on October 1, 2021. On October 5, 2021, the Company completed its IPO, in which the Company sold 10,877,850 shares of common stock at the initial public offering price of $18.00 per share. The shares sold included the underwriters’ full exercise of their option to purchase up to an additional 1,418,850 shares of common stock at the initial public offering price of $18.00 per share. All of the Company’s outstanding shares of preferred stock were adjusted in connection with the aforementioned stock split and were automatically converted into 3,156,812 shares of common stock immediately prior to and in connection with the consummation of the IPO.

On October 5, 2021, the Company received aggregate net proceeds of $182.1 million after deducting underwriting discounts and commissions of $13.7 million. The aggregate net proceeds received were used to repay $182.1 million of borrowings outstanding under the Company’s senior credit facilities, which are comprised of the Initial Term Loan Facility, Initial Delayed Draw Term Loan Facility, First Amendment Delayed Draw Term Facility, Second Amendment Delayed Draw Term Facility and Revolving Credit Facility (collectively, “Senior Credit Facilities”). On October 6, 2021, the Company entered into a new credit agreement that provides for (i) a $100 million term loan A facility and (ii) a $75 million revolving credit facility (See Note 13, Subsequent Events).
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. Our fiscal quarters are comprised of 13 weeks each, except for fiscal years consisting of 53 weeks for which the fourth quarter will consist of 14 weeks, and end on the 13th Sunday of each quarter (14th Sunday of the fourth quarter, when applicable). The quarters ended September 26, 2021 and September 27, 2020 were both 13-week periods. The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the consolidated financial statements for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for other interim periods or the entire fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 27, 2020 included in the Company’s final prospectus dated September 30, 2021 filed with the SEC in accordance with Rule 424(b) of the Securities Act on October 4, 2021 (the “IPO Prospectus”).

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates

The preparation of the unaudited interim consolidated financial statements in accordance with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates and such differences could be material.

Deferred Offering Costs

Certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings are capitalized as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in equity as a reduction of additional paid-in capital generated as a result of the offering. As of September 26, 2021, there was a total of $3.7 million of deferred offering costs related to the Company’s IPO. There were no deferred offering costs as of December 27, 2020.
Newly Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 may be adopted beginning March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating its contracts and the optional expedients and exceptions provided by the new standard.
3.    Revenues
The following tables include a detail of contract liabilities with customers:

(in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Deferred revenues:
Deferred gift card revenue	$2,012	$4,024
Deferred franchise fee revenue - current	239	249
Total current deferred revenues	$2,251	$4,273
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$2,334	$2,025
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Deferred gift card revenue:
Balance, beginning of period	$2,657	$3,993	$4,024	$6,902
Gift card sales	1,003	577	4,088	2,365
Gift card redemptions	(1,483)	(1,437)	(5,543)	(5,455)
Gift card breakage	(165)	(131)	(557)	(810)
Balance, end of period	$2,012	$3,002	$2,012	$3,002

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Deferred franchise fee revenue:
Balance, beginning of period	$2,232	$2,266	$2,274	$2,456
Cash received	400	75	482	113
Franchise revenues recognized	(59)	(54)	(183)	(282)
Balance, end of period	$2,573	$2,287	$2,573	$2,287
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Restaurant sales:
In-restaurant dining sales	$123,311	$68,853	$327,147	$182,814
Third-party delivery sales	15,232	15,141	52,584	19,947
Take-out sales	16,539	14,359	52,405	26,785
Total restaurant sales	$155,082	$98,353	$432,136	$229,546
Franchise revenues:
Royalty and system fund contributions	$2,300	$1,342	$6,254	$3,167
Initial fees	59	54	183	282
Total franchise revenues	$2,359	$1,396	$6,437	$3,449
Total revenues	$157,441	$99,749	$438,573	$232,995
4.    COVID-19 Charges
Following is a summary of the charges recorded in connection with the COVID-19 pandemic during the thirteen and thirty-nine weeks ended September 26, 2021 and September 27, 2020:

		THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	Consolidated Statements of Operations and Comprehensive Income (Loss)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Inventory obsolescence and spoilage	Food and beverage costs	$—	$156	$—	$556
Compensation for employees upon furlough and return from furlough	Labor and other related expenses	—	38	3	1,085
Health insurance premiums paid for furloughed employees, net of employee retention credits	Labor and other related expenses	—	68	—	852
Other expenses	Other restaurant operating expenses	—	323	16	802
Compensation for employees upon furlough and return from furlough	General and administrative expenses	—	(56)	128	277
Other expenses	General and administrative expenses	—	434	64	1,273
Total COVID-19 charges		$—	$963	$211	$4,845

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Receivables from third-party delivery providers	$984	$1,742
Receivables from franchisees	876	591
Rebate receivables	635	514
Receivables related to gift card sales	318	1,028
Other receivables	88	40
Total accounts receivable	$2,901	$3,915
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Sales tax	$3,277	$2,159
Construction liabilities	3,148	4,301
Legal services and contingencies	1,602	126
Self-insurance and general liability reserves	1,386	1,297
Utilities	1,284	1,016
Property tax	1,213	424
Credit card fees	929	520
Accounting and consulting	718	251
Common area maintenance	411	700
Contingent rent	593	234
Other	2,720	2,454
Total accrued liabilities	$17,281	$13,482

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Debt
Long-term debt, net consisted of the following:

	SEPTEMBER 26, 2021		DECEMBER 27, 2020
(in thousands)	Balance	Interest rate (1)	Balance	Interest rate (1)
Senior Credit Facilities:
Initial Term Loan Repayment in quarterly installments of 0.25%; outstanding balance paid at maturity	$150,649	6.75%	$150,214	8.00%
Initial Delayed Draw Term Loan Repayment in quarterly installments of 0.25%; outstanding balance paid at maturity	49,138	6.75%	48,992	8.00%
First Amendment Delayed Draw Term Facility Repayment in quarterly installments of 0.25%; outstanding balance paid at maturity	49,609	6.75%	49,458	8.00%
Second Amendment Delayed Draw Term Facility Repayment in quarterly installments of 0.25%; outstanding balance paid at maturity	39,491	6.75%	39,369	8.00%
Revolving credit facility	—		—
Finance lease liabilities	2,120		2,300
Financing obligations	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(2,771)		(3,393)
Total debt, net	291,286		289,990
Less: Current portion of long-term debt	(3,626)		(3,590)
Long-term debt, net	$287,660		$286,400
_____________
(1) Borrowings under the Senior Credit Facilities bore interest, at the Company’s option, at a rate per annum equal to either (a) (i) the greater of an adjusted London Interbank Offered Rate (the “Adjusted Eurocurrency Rate”) and 1.00%, plus (ii) the applicable Adjusted Eurocurrency Rate spread, or (b) (i) the alternate base rate (“ABR”) plus (ii) the applicable ABR spread. ABR is a floating rate per annum equal to the highest of (i) the federal funds effective rate plus 0.50%, (ii) to the extent ascertainable, the London interbank offered rate for a 1-month interest period on such day plus 1.00%, (iii) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the U.S. and (iv) 1.00%. Borrowings under the Senior Credit Facilities also bore an additional interest pursuant to the Fourth Amendment that is paid in kind. The applicable rate for the additional interest ranges from 0.25% to 1.5% of the outstanding balances, depending on the leverage ratio.

The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models using market yield and yield volatility. The estimated fair value of the outstanding debt, excluding finance lease liabilities and financing obligations, is as follows:

(in thousands)	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Initial term loan	$150,652	$150,239
Initial delayed draw term loan	49,139	49,000
First amendment delayed draw term facility	49,610	49,466
Second amendment delayed draw term facility	39,491	39,376
Total	$288,892	$288,081
The Company was in compliance with all financial covenants as of September 26, 2021 and December 27, 2020.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	SEPTEMBER 26, 2021	DECEMBER 27, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$318,931	$307,558
Finance lease assets	Property, fixtures and equipment, net	2,001	2,212
Total lease assets		$320,932	$309,770
Operating lease liabilities (1) - current	Current portion of operating lease liabilities	39,633	40,111
Operating lease liabilities - non-current	Operating lease liabilities	322,516	307,802
Finance lease liabilities - current	Current portion of long-term debt	679	645
Finance lease liabilities - non-current	Long-term debt, net	1,441	1,655
Total lease liabilities		$364,269	$350,213
_____________
(1) Excludes all variable lease expense.
The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income (Loss) Classification	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
		SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Operating lease expense	Occupancy expenses General and administrative expenses Other restaurant operating expenses	$11,377	$10,505	$33,263	$31,144
Variable lease expense	Occupancy expenses General and administrative expenses Food and beverage costs	3,202	2,677	9,294	7,254
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	139	125	405	373
Interest on lease liabilities	Interest expense	43	48	133	137
Total lease expense (1)		$14,761	$13,355	$43,095	$38,908
_____________
(1) Includes contingent rent of $0.3 million and $0.7 million during the thirteen and thirty-nine weeks ended September 26, 2021, respectively. There was no contingent rent during the thirteen and thirty-nine weeks ended September 27, 2020.
Supplemental cash flow information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$30,388	$13,255
Operating cash flows - finance leases	$133	$137
Financing cash flows - finance leases	$371	$223

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Weighted-average remaining lease term (in years)
Operating leases	15.6	16.5
Finance leases	3.7	4.6
Weighted-average discount rate (1)
Operating leases	9.1%	9.1%
Finance leases	8.0%	8.1%
_____________
(1) Based on the Company’s incremental borrowing rate.
As of September 26, 2021, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	Operating Leases	Finance Leases
Fiscal year
2021	$10,944	$204
2022	40,879	667
2023	43,637	667
2024	44,081	667
2025	44,153	212
Thereafter	523,322	32
Total future minimum lease payments (1)	707,016	2,449
Less: imputed interest	(344,867)	(329)
Total present value of lease liabilities	$362,149	$2,120
_____________
(1) Excludes approximately $28.0 million of executed operating leases that have not commenced as of September 26, 2021.
9. Stock-Based Compensation

The 2017 Omnibus Equity Incentive Plan (the “2017 Equity Plan”) authorizes stock-based option awards to be granted for up to 6,138,240 shares of common stock. The awards granted under the 2017 Equity Plan consist of non-qualified stock options that generally vest based over a five-year requisite service period from the date of grant, as well as upon the occurrence of certain events and market conditions.

Stock-based compensation expense associated with awards granted under the 2017 Equity Plan was $0.4 million and $0.7 million during the thirteen and thirty-nine weeks ended September 26, 2021, respectively. Stock-based compensation expense was $0.2 million and $0.6 million during the thirteen and thirty-nine weeks ended September 27, 2020, respectively.

Modification of Stock-Based Awards

On August 31, 2021, the Company’s board of directors amended the 2017 Equity Plan such that the performance-based option awards that convert into time-based options upon an initial public offering no longer vest over a period of three years, but instead one-third (1/3rd) on each of the first two anniversaries of an initial public offering and one-third (1/3rd) on the 273rd day following the second anniversary of an initial public offering. This was accounted for as a modification for accounting purposes, resulting in a new fair value for all the performance-based option awards as of the modification date.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 19, 2021, the Company’s board of directors modified performance-based option awards that contained a market condition granted under the 2017 Equity Plan, such that the vesting terms for one such tranche of the performance-based option awards that contain a market condition were amended to waive the market condition. Accordingly, upon an initial public offering, such tranche will convert into time-based option awards and will vest one-third (1/3rd) on each of the first two anniversaries of an initial public offering and one-third (1/3rd) on the 273rd day following the second anniversary of an initial public offering. This was accounted for as a modification for accounting purposes resulting in a new fair value for such tranche as of the modification date.

On September 19, 2021, the Company’s board of directors modified the terms of performance-based option awards granted under the 2017 Equity Plan to the Company’s Chairman Emeritus. The modification accelerated the vesting period of the performance-based option awards that convert into time-based option awards upon an initial public offering such that they no longer vest one-third (1/3rd) on each of the first two anniversaries of an initial public offering and one-third (1/3rd) on the 273rd day following the second anniversary of an initial public offering, but instead will vest on August 1, 2022. Additionally, the exercise period of these time-based and performance-based vested awards was modified such that any vested option may be exercised at any time prior to the 10th anniversary of the original grant date. These actions were accounted for as modifications for accounting purposes and resulted in an increase of $0.3 million to the fair value of these awards.

Unrecognized stock-based compensation expense

As of September 26, 2021, the amount of stock-based compensation expense not yet recognized on time-based option awards was approximately $0.7 million, and will be recognized over a weighted-average period of approximately 1.3 years. After consideration of the above modifications to the performance-based option awards, the amount of stock-based compensation expense not yet recognized on performance-based option awards as of September 26, 2021 was approximately $20.5 million and will be expensed over a weighted-average period of approximately 2.8 years.

A total of approximately $3.8 million of stock compensation expense will be recognized in the fourth fiscal quarter of 2021 related to non-vested performance-based option awards for which the market condition was not satisfied upon the Company’s IPO.

2021 Equity Incentive Plan

On September 19, 2021, the Company’s board of directors adopted, and on September 19, 2021 its stockholders approved, the First Watch Restaurant Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”), which became effective on September 30, 2021. The 2021 Equity Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and stock-based awards. The number of shares of common stock to be reserved for issuance under the 2021 Equity Plan is 4,034,072 common shares (“Share Reserve”). The number of shares of common stock that may be issued under the 2021 Equity Plan will automatically increase on the first day of each fiscal year, commencing on January 1, 2023 and continuing for each fiscal year until, and including, the fiscal year ending on (and including) January 1, 2032, equal to the least of (i) 2% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, (ii) a number of shares of common stock determined by the board of directors; and (iii) the number of shares of common stock equal to the Share Reserve. If any award granted under the 2021 Equity Plan is cancelled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2021 Equity Plan and be available for future awards under the 2021 Equity Plan. Shares that are withheld from any award in payment of the exercise, base or purchase price or taxes related to such an award, not issued or delivered as a result of the net settlement of any award, or repurchased by the Company on the open market with the proceeds of a stock option will be deemed to have been delivered under the 2021 Equity Plan and will not be returned to the 2021 Equity Plan nor be available for future awards under the 2021 Equity Plan.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Income (Loss) before income tax expense (benefit)	$1,317	$(14,403)	$5,190	$(58,587)
Income tax expense (benefit)	$534	$(3,262)	$2,644	$(16,024)
Effective tax rate	40.5%	22.6%	50.9%	27.4%
The effective income tax rate for the thirteen weeks ended September 26, 2021 was 40.5% as compared to 22.6% for the thirteen weeks ended September 27, 2020 and the effective income tax rate for the thirty-nine weeks ended September 26, 2021 was 50.9% as compared to 27.4% for the thirty-nine weeks ended September 27, 2020. The change in the effective income tax rates was primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) the forecasted 2021 pre-tax book income as compared to the forecasted 2020 pre-tax book loss.

The Company has a blended federal and state statutory rate of approximately 25.0%. The effective income tax rates for the thirteen and thirty-nine weeks ended September 26, 2021 and September 27, 2020 were different from the blended federal and state statutory rate primarily due to the change in the valuation allowance for federal and state deferred tax assets and the benefit of tax credits for FICA taxes on certain employees’ tips.

Pursuant to the merger agreement through which the Company was acquired by funds affiliated with or managed by Advent International Corporation in August 2017, the Company is required to pay the previous stockholders an amount equal to tax savings to the extent federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017 are utilized to reduce tax liabilities. This requirement lapses with respect to any tax year, or portion thereof, beginning after December 31, 2024, or if a change in control event occurs. A contingent consideration liability of $1.2 million was initially recognized, of which approximately $0.2 million was paid in the fiscal year ended December 29, 2019. As a result of revaluing the contingent consideration liability using actual results and forecasted projections, an additional $0.7 million for expected payments to be made to the previous stockholders was recognized within Transaction expenses (income), net on the consolidated statements of operations and comprehensive income (loss) during the thirty-nine weeks ended September 26, 2021. As of September 26, 2021 the contingent consideration liability was $1.0 million, of which $0.1 million was recorded within Accrued liabilities and $0.9 million was recorded within Other long-term liabilities on the consolidated balance sheets. As of December 27, 2020, the contingent consideration liability was $0.3 million, of which $0.1 million was recorded within Accrued liabilities and $0.2 million was recorded within Other long-term liabilities on the consolidated balance sheets.
11.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses. In the opinion of Management, the amount of the liability with respect to these matters was not material as of September 26, 2021.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per common share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except share and per share data)	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
Numerator:
Net income (loss)	$783	$(11,141)	$2,546	$(42,563)
Denominator:
Weighted average common shares outstanding - basic	45,013,784	45,013,784	45,013,784	45,013,784
Weighted average common shares outstanding - diluted	46,085,650	45,013,784	46,077,196	45,013,784
Net income (loss) per common share - basic	$0.02	$(0.25)	$0.06	$(0.95)
Net income (loss) per common share - diluted	$0.02	$(0.25)	$0.06	$(0.95)
Time-based option awards outstanding not included in diluted net income (loss) per common share as their effect is anti-dilutive	90,045	2,616,724	90,045	2,616,724
Diluted net income (loss) per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for preferred stock and stock option awards outstanding and unvested as of the respective periods using the two-class method and treasury method, respectively.
All performance-based option awards have been excluded from the diluted net income (loss) per common share calculation for all periods presented as the performance condition was not considered probable of being met.
During the thirteen and thirty-nine weeks ended September 27, 2020, all time-based option awards outstanding were excluded from the calculation of diluted net loss per common share because of their anti-dilutive impact.
13.    Subsequent Events

On October 6, 2021, FWR Holding Corporation (“FWR”), an indirect subsidiary of the Company entered into a credit agreement (the “FWR Credit Agreement”) with Bank of America, N.A., and other parties specified therein. The FWR Credit Agreement provides for (i) a $100 million term loan A facility (the “New Term Facility”) and (ii) a $75 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Facility, collectively, the “New Facilities”). The loans under the New Facilities mature on October 6, 2026. Substantially all of FWR’s assets, including fixed assets and intangibles, are pledged as collateral, subject to customary exceptions, under the New Facilities. The New Facilities contain covenants that provide for, among other things, maintenance of certain financial ratios and restrictions on (i) payment of dividends or other distributions; (ii) granting liens; (iii) making investments, including acquisitions, loans, and advances; (iv) incurring additional indebtedness; (v) selling, transferring, or otherwise disposing of assets; (vi) liquidating or dissolving subsidiaries of the Company; (vii) materially altering the Company’s business; (viii) engaging in transactions with affiliates; and (ix) entering into burdensome agreements, each subject to certain exceptions.

The proceeds from the IPO, the proceeds of the loans under the New Facilities and cash on hand were used to repay in full the outstanding indebtedness of the Senior Credit Facilities. This repayment was accounted for as a debt extinguishment for accounting purposes and a loss on debt extinguishment of approximately $2.4 million will be recorded in the fourth fiscal quarter of 2021.

In October 2021, the Company entered into a financing agreement for approximately $3.0 million that bears interest of 2.41% and is payable in monthly installments of $0.3 million through August 30, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited consolidated financial statements as of and for the year ended December 27, 2020 and notes included in our final prospectus dated September 30, 2021 and filed with the Securities and Exchange Commission on October 4, 2021 (the “IPO Prospectus”). This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our IPO Prospectus. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
Overview
First Watch is an award-winning daytime restaurant concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. We incorporate fresh, quality ingredients into elevated executions of classic dishes during our limited hours of 7:00 a.m. until 2:30 p.m. As of September 26, 2021, we had 428 system-wide restaurants across 28 states, 337 of our restaurants were company-owned and 91 were franchise-owned.
Recent Developments

During the thirteen weeks ended September 26, 2021, we continued to experience the momentum of the recovery of our in-restaurant dining sales. Financial highlights for the thirteen weeks ended September 26, 2021 as compared to the thirteen weeks ended September 27, 2020 include the following:

•Total revenues increased 57.8% to $157.4 million
•Same-restaurant sales growth of 46.2% (19.7% compared to 2019(*))
•Same-restaurant traffic growth of 40.1% (4.8% growth compared to 2019(*))
•Income from operations margin of 4.6% compared to (8.8)% ((3.4)% in 2019(*))
•Restaurant level operating profit margin (**) increased to 19.5% from 9.9% (16.0% in 2019(*))
•Net income of $0.8 million, or $0.02 per diluted share, compared to Net loss of $11.1 million, or $(0.25) per diluted share (Net loss of $7.0 million, or $(0.16) per diluted share in 2019(*))
•Adjusted EBITDA(**) increased to $17.0 million from $2.6 million ($7.7 million in 2019(*))
•Five system-wide new restaurant openings during the thirteen weeks ended September 26, 2021 resulting in a total of 428 system-wide restaurants (337 company-owned and 91 franchise-owned) across 28 states
___________________
* Comparison to the thirteen weeks ended September 29, 2019 is provided for improved comparability
** See “Non-GAAP Financial Measures,” herein

Initial Public Offering
On September 20, 2021, the Company’s board of directors and its stockholders approved an amendment to the Company’s Certificate of Incorporation. Such amendment (i) effected a 11.838-for-1 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratio of the preferred stock and (ii) authorized an increase to the number of shares of common stock of the Company to 300,000,000 and an increase to the number of shares of preferred stock to 10,000,000. The par value of the Company’s common and preferred stock was not adjusted in connection with the stock split.
On September 30, 2021, the Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective and the Company’s common stock began trading on the Nasdaq Global Select Market on October 1, 2021. On October 5, 2021, the Company completed its IPO, in which the Company sold 10,877,850 shares of common stock at the initial public offering price of $18.00 per share. The shares sold included the underwriters’ full exercise of their option to purchase up to an additional 1,418,850 shares of common stock at the initial public offering price of $18.00 per share. All of the Company’s outstanding shares of preferred stock were adjusted in connection with the stock split and were automatically converted into 3,156,812 shares of common stock immediately prior to and in connection with the consummation of the IPO.

On October 5, 2021, the Company received aggregate net proceeds of $182.1 million after deducting underwriting discounts and commissions of $13.7 million. The aggregate net proceeds received were used to repay $182.1 million of borrowings outstanding under the senior credit facilities, which are comprised of the Initial Term Loan Facility, Initial Delayed Draw Term Loan Facility, First Amendment Delayed Draw Term Facility, Second Amendment Delayed Draw Term Facility and Revolving Credit Facility (collectively, “Senior Credit Facilities”). On October 6, 2021, the Company entered into a new credit agreement, that provides for (i) a $100 million term loan A facility and (ii) a $75 million revolving credit facility (See “Liquidity and Capital Resources - Debt Refinancing”).
Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include new restaurant development, same-restaurant sales growth, same-restaurant traffic growth, average unit volume, system-wide restaurants and system-wide sales. In addition, we use the following non-GAAP metrics: Restaurant level operating profit, Restaurant level operating profit margin, Adjusted EBITDA and Adjusted EBITDA Margin.

New Restaurant Development

New restaurant development is central to growing our footprint and executing our growth strategy. New restaurant development has historically included both new restaurant openings and conversion of acquired restaurants. Potential new restaurant sites are typically identified and evaluated at least 18 months prior to opening. New restaurant opening dates trigger advance staff recruiting and training, in addition to the relocation of experienced general managers from existing restaurants and other pre-opening expenses. We intend to open more than 130 company-owned restaurants from 2022 through 2024, which is expected to be the primary driver of our expected restaurant sales growth, but which may impact operating profit margins in the interim, as our restaurant level operating profit margins are generally lower through the first 12 months of operation. The total number of new restaurants per year and the timing of new restaurant openings has, and will continue to have, an impact on our results of operations.

New Restaurant Openings

New restaurant openings (“NROs”) are the number of new company-owned First Watch restaurants commencing operations during the period. Management reviews the number of new restaurants to assess new restaurant growth and company-owned restaurant sales.

Franchise-owned New Restaurant Openings

Franchise-owned new restaurant openings (“Franchise-owned NROs”) are the number of new franchise-owned First Watch restaurants commencing operations during the period.

Same-Restaurant Sales Growth
Same-restaurant sales growth is the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and thirty-nine weeks ended September 26, 2021, there were 270 restaurants in our Comparable Restaurant Base. For the thirteen and thirty-nine weeks ended September 27, 2020, there were 212 restaurants in our Comparable Restaurant Base. An increase in same-restaurant sales growth is the result of increased restaurant traffic, increased average customer check or a combination of the two. We gather daily sales data and regularly analyze the customer traffic counts and the mix of menu items sold to aid in developing menu pricing, product offerings and promotional strategies designed to produce sustainable same-restaurant sales growth. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

Same-Restaurant Traffic Growth

Same-restaurant traffic growth is the percentage change in traffic counts as compared to the same period in the prior year using the Comparable Restaurant Base. Measuring our same-restaurant traffic growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors because an increase in same-restaurant traffic provides an indicator as to the development of our brand and the effectiveness of our marketing strategy.

Average Unit Volume

Average Unit Volume (“AUV”) is the total restaurant sales (excluding gift card breakage) recognized in the Comparable Restaurant Base, divided by the number of restaurants in the Comparable Restaurant Base during the period. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

System-wide restaurants

System-wide restaurants is the total number of restaurants, including all company-owned and franchise-owned restaurants.

System-wide sales

System-wide sales consist of restaurant sales from our company-owned restaurants and franchise-owned restaurants. We do not recognize the restaurant sales from our franchise-owned restaurants as revenue. See Note 2, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements included in the IPO Prospectus for a description of our revenue recognition policy.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents Net income (loss) before depreciation and amortization, interest expense and income taxes, and items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of Net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA, included in “Non-GAAP Financial Measures,” herein. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of total revenues. We use Adjusted EBITDA and Adjusted EBITDA margin (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate our operating results and the effectiveness of our business strategies and (iii) internally as benchmarks to compare our performance to that of our competitors.
We believe that Adjusted EBITDA and Adjusted EBITDA margin are important measures of operating performance because they eliminate the impact of expenses that do not relate to our core operating performance. Adjusted EBITDA and Adjusted EBITDA margin have important limitations as analytical tools and should not be considered in isolation as substitutes for analysis of our results as reported under GAAP. Such non-GAAP measures may not provide a complete understanding of our results of operations as a whole and should be reviewed in conjunction with our GAAP financial results.

Restaurant Level Operating Profit and Restaurant Level Operating Profit Margin
Restaurant level operating profit is defined as restaurant sales, less restaurant operating expenses, which include food and beverage costs, labor and other related expenses, other restaurant operating expenses and occupancy expenses. Restaurant level operating profit excludes corporate-level expenses and other items that we do not consider in the evaluation of the ongoing core operating performance of our restaurants as identified in the reconciliation of Net income (loss) from operations, the most directly comparable GAAP measure, to Restaurant level operating profit, included in “Non-GAAP Financial Measures,” herein. Restaurant level operating profit margin represents Restaurant level operating profit as a percentage of restaurant sales.

Restaurant level operating profit and Restaurant level operating profit margin are not required by, nor presented in accordance with GAAP. Rather, Restaurant level operating profit and Restaurant level operating profit margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to similar measures reported by other companies. We believe that Restaurant level operating profit and Restaurant level operating profit margin are important measures to evaluate the performance and profitability of each restaurant, individually and in the aggregate. Restaurant level operating profit and Restaurant level operating profit margin are not indicative of our overall results, and because they exclude corporate-level expenses, do not accrue directly to the benefit of our stockholders. Restaurant level operating profit and Restaurant level operating profit margin have limitations as analytical tools and should not be considered in isolation as a substitute for analysis of our results as reported under GAAP. Such non-GAAP measures may not provide a complete understanding of the results of our operations as a whole and should be reviewed in conjunction with our GAAP financial results.
Selected Operating Data

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
System-wide sales (in thousands)	$197,409	$124,718	$548,005	$291,008
Same-restaurant sales growth	46.2%	(17.2)%	75.0%	(34.8)%
Same-restaurant traffic growth	40.1%	(24.3)%	61.6%	(38.7)%
AUV (in thousands)	$462	$321	$1,315	$771
System-wide restaurants	428	402	428	402
Company-owned	337	319	337	319
Franchise-owned	91	83	91	83
Income (Loss) from operations (in thousands)	$7,153	$(8,616)	$23,310	$(42,493)
Income (Loss) from operations margin	4.6%	(8.8)%	5.4%	(18.5)%
Net income (loss) and total comprehensive income (loss) (in thousands)	$783	$(11,141)	$2,546	$(42,563)
Net income (loss) and total comprehensive income (loss) margin	0.5%	(11.2)%	0.6%	(18.3)%
Restaurant level operating profit (in thousands) (1)	$30,240	$9,762	$86,230	$14,202
Restaurant level operating profit margin (1)	19.5%	9.9%	20.0%	6.2%
Adjusted EBITDA (in thousands) (2)	$16,952	$2,582	$52,134	$(9,221)
Adjusted EBITDA margin (2)	10.8%	2.6%	11.9%	(4.0)%
Pre-opening expenses(3) (in thousands)	$510	$1,108	$2,573	$3,184
Deferred rent (income) expense(4) (in thousands)	$(156)	$1,187	$(1,963)	$9,939
____________
(1) Reconciliations from Income (Loss) from operations and Income (Loss) from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, are set forth in the schedules within “Non-GAAP Financial Measures,” herein.
(2) Reconciliations from Net income (loss) and Net income (loss) margin, the most comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, are set forth in the schedules within “Non-GAAP Financial Measures,” herein.
(3) Represents expenses directly incurred to open new restaurants, including pre-opening rent, manager salaries, recruiting expenses, employee payroll, training and marketing costs. These expenses are recorded in Other restaurant operating expenses and Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(4) Consists of the non-cash portion of straight-line rent expense primarily included in Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). This amount represents the extent to which our straight-line rent expense exceeds or is less than our cash rent payments and varies depending on the average age of our lease portfolio. For newer leases, straight-line rent expense typically exceeds cash rent payments. For more mature leases, straight-line rent expense is typically less than cash rent payments.

Results of Operations
Thirteen and Thirty-Nine Weeks Ended September 26, 2021 Compared to Thirteen and Thirty-Nine Weeks Ended September 27, 2020
The following table summarizes our results of operations and the percentages of certain items in relation to total revenues or restaurant sales for the thirteen and thirty-nine weeks ended September 26, 2021 and the thirteen and thirty-nine weeks ended September 27, 2020:

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021		SEPTEMBER 27, 2020		SEPTEMBER 26, 2021		SEPTEMBER 27, 2020
	(in thousands)
Revenues:
Restaurant sales	$155,082	98.5%	$98,353	98.6%	$432,136	98.5%	$229,546	98.5%
Franchise revenues	2,359	1.5%	1,396	1.4%	6,437	1.5%	3,449	1.5%
Total revenues	$157,441	100.0%	$99,749	100.0%	$438,573	100.0%	$232,995	100.0%
Operating costs and expenses:
Restaurant operating expenses: (exclusive of depreciation and amortization shown below)
Food and beverage costs (1)	35,871	23.1%	22,053	22.4%	96,383	22.3%	53,040	23.1%
Labor and other related expenses (1)	50,587	32.6%	34,115	34.7%	136,586	31.6%	84,127	36.6%
Other restaurant operating expenses (1)	24,185	15.6%	19,881	20.2%	71,000	16.4%	43,163	18.8%
Occupancy expenses (1)	14,199	9.2%	13,127	13.3%	41,956	9.7%	38,309	16.7%
General and administrative expenses	17,019	10.8%	11,347	11.4%	44,360	10.1%	33,625	14.4%
Depreciation and amortization	8,203	5.2%	7,849	7.9%	23,965	5.5%	22,877	9.8%
Impairments and loss on disposal of assets	98	0.1%	27	—%	261	0.1%	282	0.1%
Transaction expenses (income), net	126	0.1%	(34)	—%	752	0.2%	65	—%
Total operating costs and expenses	150,288	95.5%	108,365	108.6%	415,263	94.7%	275,488	118.2%
Income (Loss) from operations (1)	7,153	4.6%	(8,616)	(8.8)%	23,310	5.4%	(42,493)	(18.5)%
Interest expense	(6,051)	(3.8)%	(5,832)	(5.8)%	(18,656)	(4.3)%	(16,499)	(7.1)%
Other income, net	215	0.1%	45	—%	536	0.1%	405	0.2%
Income (Loss) before income tax expense (benefit)	1,317	0.8%	(14,403)	(14.4)%	5,190	1.2%	(58,587)	(25.1)%
Income tax expense (benefit)	534	0.3%	(3,262)	(3.3)%	2,644	0.6%	(16,024)	(6.9)%
Net income (loss) and total comprehensive income (loss)	$783	0.5%	$(11,141)	(11.2)%	$2,546	0.6%	$(42,563)	(18.3)%
_____________
(1) As a percentage of restaurant sales.

Restaurant Sales
Restaurant sales represent the aggregate sales of food and beverages, net of discounts, at company-owned restaurants. Restaurant sales in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, customer traffic and average check. Average check growth is driven by our menu price increases and changes to our menu mix.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Restaurant sales:
In-restaurant dining sales	$123,311	$68,853	79.1%	$327,147	$182,814	79.0%
Third-party delivery sales	15,232	15,141	0.6%	52,584	19,947	n/m (1)
Take-out sales	16,539	14,359	15.2%	52,405	26,785	95.7%
Total Restaurant sales	$155,082	$98,353	57.7%	$432,136	$229,546	88.3%
_____________
(1) Not meaningful.

The increase in total restaurant sales during the thirteen weeks ended September 26, 2021 as compared to the same period in the prior year was primarily as a result of (i) same-restaurant sales growth of 46.2%, which was driven by same-restaurant traffic growth of 40.1%, relative to depressed levels in fiscal 2020 due to effects of the COVID-19 pandemic, (ii) $9.3 million from sales recognized from 19 NROs that have opened since September 27, 2020 and (iii) menu price increases. For further comparability, same-restaurant sales growth and traffic growth during the thirteen weeks ended September 26, 2021 was 19.7% and 4.8%, respectively, when compared to the thirteen weeks ended September 29, 2019.
Comparison of the thirty-nine weeks ended September 26, 2021 to the thirty-nine weeks ended September 27, 2020 is impacted by the effects of the COVID-19 pandemic in 2020 including the temporary suspension of all our company-owned restaurant operations starting April 13, 2020. We reopened substantially all of our company-owned restaurants in four phases by the end of June 2020. The increase in total restaurant sales during the thirty-nine weeks ended September 26, 2021 as compared to the same period in the prior year was also driven by $18.6 million of sales recognized from 19 NROs that have opened since September 27, 2020, as well as menu price increases. For further comparability, same-restaurant sales growth during the thirty-nine weeks ended September 26, 2021 was 12.1% when compared to the thirty-nine weeks ended September 29, 2019.

During fiscal 2020, we enabled off-premises sales occasions (third-party delivery and take-out) with new availability and access to online ordering. Off-premises occasions increased immediately and for the thirty-nine weeks ended September 26, 2021, our sales from those channels were $105.0 million compared to $46.7 million recognized in the same period in 2020. Off-premises sales increased to $31.8 million during the thirteen weeks ended September 26, 2021 as compared to $29.5 million in the same period in 2020, even as our in-restaurant dining traffic has rebounded to nearly 90% of pre-pandemic levels. Given that this volume of off-premises sales emerged during the COVID-19 pandemic, and the fact that our in-restaurant dining room occasions have not fully returned to pre-pandemic levels, we cannot be certain similar volumes of off-premises occasions will continue. Menu price increases were implemented to compensate for third-party delivery fees in connection with the off-premises sales resulting in a relatively neutral margin on off-premises sales as compared to in-restaurant dining sales.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Franchise revenues:
Royalty and system fund contributions	$2,300	$1,342	71.4%	$6,254	$3,167	97.5%
Initial fees	59	54	9.3%	183	282	(35.1)%
Total Franchise revenues	$2,359	$1,396	69.0%	$6,437	$3,449	86.6%
The increase in franchise revenues during the thirteen and thirty-nine weeks ended September 26, 2021 as compared to the same periods in the prior year was primarily driven by (i) the rapid and steady sales recovery of sales, which had declined in 2020 as a result of the COVID-19 pandemic and (ii) $0.2 million and $0.4 million of franchise revenues recognized during the thirteen and thirty-nine weeks ended September 26, 2021, respectively, from 11 Franchise-owned NROs that have opened since September 27, 2020.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Food and beverage costs	$35,871	$22,053	62.7%	$96,383	$53,040	81.7%
As a percentage of restaurant sales	23.1%	22.4%	0.7%	22.3%	23.1%	(0.8)%
At 23.1% of restaurant sales during the thirteen weeks ended September 26, 2021, food and beverage costs was 70 basis points higher than the same period in the prior year. The increase was primarily due to (i) the increased cost of pork, partially offset by (ii) menu price increases and (iii) COVID-19-related inventory write-offs of $0.2 million recognized during the thirteen weeks ended September 27, 2020. For further comparability, food and beverage costs as a percentage of restaurant sales was 23.8% during the thirteen weeks ended September 29, 2019.
Food and beverage costs increased during the thirteen weeks ended September 26, 2021 as compared to the same period in the prior year primarily due to (i) the increase in same-restaurant sales growth of 46.2% that was driven by our same-restaurant traffic growth of 40.1% due to the rapid and steady sales and traffic recovery from the COVID-19 pandemic and (ii) $2.2 million of food and beverage costs from the 19 NROs that have opened since September 27, 2020.
For the thirty-nine weeks ended September 26, 2021 and September 27, 2020, food and beverage costs as a percentage of restaurant sales was 22.3% and 23.1%, respectively. The lower percentage cost was primarily due to (i) COVID-19-related inventory write-offs of $0.6 million recognized during the thirty-nine weeks ended September 27, 2020 and (ii) menu price increases, including a surcharge on third-party delivery sales. For further comparability, food and beverage costs as a percentage of restaurant sales was 23.5% during the thirty-nine weeks ended September 29, 2019.
Food and beverage costs increased during the thirty-nine weeks ended September 26, 2021 as compared to the same period in the prior year primarily as a result of (i) increased restaurant sales relative to depressed levels in fiscal 2020 due to effects of the COVID-19 pandemic and (ii) $4.4 million of food and beverage costs from the 19 NROs that have opened since September 27, 2020.

Labor and Other Related Expenses
Labor and other related expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and employee benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, the performance of our company-owned restaurants and increased competition for qualified staff.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Labor and other related expenses	$50,587	$34,115	48.3%	$136,586	$84,127	62.4%
As a percentage of restaurant sales	32.6%	34.7%	(2.1)%	31.6%	36.6%	(5.0)%
The decrease in labor and other related expenses as a percentage of restaurant sales to 32.6% during the thirteen weeks ended September 26, 2021 from 34.7% during the same period in the prior year and to 31.6% during the thirty-nine weeks ended September 26, 2021 from 36.6% during the same period in the prior year was primarily due to leveraging of labor and other related expenses as restaurants sales and traffic have grown rapidly, combined with a challenging labor environment. For further comparability, labor and other related expenses as a percentage of restaurant sales during the thirteen and thirty-nine weeks ended September 29, 2019 was 35.2% and 34.7%, respectively.

The increase in labor and other related expenses during the thirteen weeks ended September 26, 2021 as compared to the same period in the prior year was primarily due to (i) same-restaurant sales growth of 46.2%, which was driven by same-restaurant traffic growth of 40.1%, (ii) $3.2 million from the 19 NROs that have opened since September 27, 2020 and (iii) reduced labor hours in fiscal 2020 as a result of the COVID-19 pandemic.

The increase in labor and other related expenses during the thirty-nine weeks ended September 26, 2021 as compared to the same period in the prior year is primarily due to (i) same-restaurant sales growth of 75.0%, which was driven by our same-restaurant traffic growth of 61.6%, (ii) $6.6 million due to the additional costs incurred in 19 NROs that have opened since September 27, 2020 and (iii) normal performance-related bonuses, partially offset by (iv) $1.9 million in compensation expense and health insurance costs for furloughed employees, net of employee retention credits, incurred during the thirty-nine weeks ended September 27, 2020.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities and other operating expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, third-party delivery services fees and certain pre-opening expenses for new company-owned restaurants.
Pre-opening expenses primarily consist of manager salaries, recruiting expenses, employee payroll and training costs. Pre-opening expenses are recognized in the period in which the expense was incurred, and can fluctuate from period to period, based on the number and timing of new restaurant openings. Additionally, new restaurant openings in new geographic market areas may initially experience higher pre-opening expenses than our established geographic market areas where we have greater economies of scale and incur lower travel costs for our training team.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Other restaurant operating expenses	$24,185	$19,881	21.6%	$71,000	$43,163	64.5%
As a percentage of restaurant sales	15.6%	20.2%	(4.6)%	16.4%	18.8%	(2.4)%
At 15.6% of restaurant sales during the thirteen weeks ended September 26, 2021, other restaurant operating expenses was 460 basis points lower than the same period in the prior year primarily due to leveraging increased in-restaurant dining sales.
The increase in other restaurant operating expenses during the thirteen weeks ended September 26, 2021 as compared to the same period in the prior year was primarily due to (i) the increase in credit card fees, supplies, utilities, repairs and maintenance and insurance expense totaling approximately $4.5 million, partially offset by (ii) the decrease in pre-opening expenses of $0.4 million.

The decrease in other restaurant operating expenses as a percentage of restaurant sales to 16.4% during the thirty-nine weeks ended September 26, 2021 from 18.8% during the same period in the prior year was primarily due to leveraging increased restaurant sales that have recovered from depressed levels due to effects of the COVID-19 pandemic.
The increase in other restaurant operating expenses during the thirty-nine weeks ended September 26, 2021 as compared to the same period in the prior year was primarily due to (i) the increase in credit card fees, supplies, utilities, repairs and maintenance and insurance expense totaling approximately $19.2 million as the operations at company-owned restaurants were temporarily suspended and government-mandated dining room restrictions imposed due to the COVID-19 pandemic in 2020 and (ii) an increase in third-party delivery services fees of $7.7 million as a result of off-premises sales.
For further comparability, the increase in other restaurant operating expenses as a percentage of restaurant sales from 14.1% and 13.8% during the thirteen and thirty-nine weeks ended September 29, 2019, respectively, was primarily driven by off-premises packaging costs, personal protective equipment, supplies and third-party delivery services fees.

Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes. Rent expense also includes pre-opening rent expense recognized during the period between the date of possession of the restaurant facility and the restaurant opening date.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Occupancy expenses	$14,199	$13,127	8.2%	$41,956	$38,309	9.5%
As a percentage of restaurant sales	9.2%	13.3%	(4.1)%	9.7%	16.7%	(7.0)%
The increase in occupancy expenses during the thirteen and thirty-nine weeks ended September 26, 2021 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants and the number of leases that had commenced during the respective periods.
Pre-opening rent expense during the thirteen and thirty-nine weeks ended September 26, 2021 was $0.2 million and $0.9 million, respectively, as compared to $0.4 million and $1.5 million during the thirteen and thirty-nine weeks ended September 27, 2020, respectively.
General and Administrative Expenses

General and administrative expenses primarily consist of costs associated with our corporate and administrative functions that support restaurant development and operations including marketing and advertising costs incurred as well as legal fees, professional fees and stock-based compensation expense. General and administrative expenses are impacted by changes in our employee headcount and costs related to strategic and growth initiatives. In preparation for and after the consummation of the IPO, we have incurred and we expect to incur in the future significant additional legal, accounting and other expenses associated with being a public company, including costs associated with our compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
General and administrative expenses	$17,019	$11,347	50.0%	$44,360	$33,625	31.9%

The increase in general and administrative expenses during the thirteen weeks ended September 26, 2021 as compared to the same period in the prior year was primarily due to (i) the increase in compensation of $4.9 million resulting from additional employee headcount to support growth and performance-related bonuses, (ii) the increase of $1.0 million in marketing spend and (iii) the increase of $1.2 million for recruiting, relocation, travel and strategic efforts, partially offset by the (iv) the write off of $2.0 million of deferred offering costs during the thirteen weeks ended September 27, 2020 as a result of halting our public registration of equity in 2020.

The increase in general and administrative expenses during the thirty-nine weeks ended September 26, 2021 as compared to the same period in the prior year was primarily due to (i) the increase in compensation of $10.7 million resulting from additional employee headcount and performance-related bonuses as compared to 2020 when there were furloughs and the reduction in bonuses and (ii) the increase of $1.7 million in marketing spend, partially offset by (iii) the reduction of $1.4 million in consulting, accounting and other expenses incurred in connection with public-company readiness efforts during fiscal 2020 and (iv) the write off of $2.0 million of deferred offering costs during the thirty-nine weeks ended September 27, 2020 as a result of halting our public registration of equity in 2020.

Depreciation and Amortization

Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights. Franchise rights includes rights which arose from the purchase price allocation in connection with the merger agreement through which the Company was acquired by funds affiliated with or managed by Advent International Corporation in August 2017 as well as reacquired rights from our acquisitions of franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Depreciation and amortization	$8,203	$7,849	4.5%	$23,965	$22,877	4.8%
The increase in depreciation and amortization recognized during the thirteen and thirty-nine weeks ended September 26, 2021 as compared to the same periods in the prior year was primarily due to incremental depreciation expense associated with NROs.
Impairments and Loss on Disposal of Assets
Impairments and loss on disposal of assets include (i) the impairment of long-lived assets and intangible assets where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset, (ii) the write-off of the net book value of assets that have been retired or replaced in the normal course of business and (iii) the write-off of the net book value of assets in connection with restaurant closures.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Impairments and loss on disposal of assets	$98	$27	n/m (1)	$261	$282	(7.4)%
_____________
(1) Not meaningful.
There were no impairment losses recognized on intangible assets or fixed assets during the thirteen and thirty-nine weeks ended September 26, 2021 and September 27, 2020.
Loss on disposal of assets recognized during the periods indicated were related to retirements, replacements and disposals of fixed assets.

Transaction Expenses (Income), Net

Transaction expenses (income), net primarily include (i) costs incurred in connection with the acquisition of franchise-owned restaurants, (ii) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name, (iii) costs related to restaurant closures and (iv) revaluations of contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Transaction expenses (income), net	$126	$(34)	n/m (1)	$752	$65	n/m (1)
____________
(1) Not meaningful.
Transaction expenses (income), net primarily represents the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017. See Note 10, Income Taxes, in the accompanying notes to the unaudited interim consolidated financial statements.
Income (Loss) from Operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Income (Loss) from operations	$7,153	$(8,616)	n/m (1)	$23,310	$(42,493)	n/m (1)
As a percentage of restaurant sales	4.6%	(8.8)%	n/m (1)	5.4%	(18.5)%	n/m (1)
_____________
(1) Not meaningful.
Income from operations for the thirteen and thirty-nine weeks ended September 26, 2021 as compared to Loss from operations for the same periods in the prior year was primarily due to (i) the increase in same-restaurant sales growth, driven by same-restaurant traffic growth, which had declined in 2020 due to the effects of the COVID-19 pandemic and (ii) operations of 19 NROs that have opened since September 27, 2020, partially offset by (iii) the increase in food and beverage costs, labor and other related expenses and other restaurant operating expenses as restaurant sales and traffic increased and (iv) the increase in general and administrative expenses primarily as a result of additional employee headcount and performance-related bonuses.
Interest Expense
Interest expense primarily consists of interest and fees on our Senior Credit Facilities and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Interest expense	$6,051	$5,832	3.8%	$18,656	$16,499	13.1%

The increase in interest expense during the thirteen and thirty-nine weeks ended September 26, 2021 as compared to the same periods in the prior year was primarily due to the additional interest incurred pursuant to the fourth amendment of our Senior Credit Facilities in August 2020 of $0.3 million and $2.5 million, respectively. See Note 7, Debt, in the accompanying notes to the unaudited interim consolidated financial statements.

Other Income, Net

Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Other income, net	$215	$45	n/m (1)	$536	$405	32.3%
_____________
(1) Not meaningful.
Income Tax Expense (Benefit)
Income tax expense (benefit) primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$534	$(3,262)	n/m (1)	$2,644	$(16,024)	n/m (1)
___________
(1) Not meaningful.

The effective income tax rate for the thirteen and thirty-nine weeks ended September 26, 2021 was 40.5% and 50.9%, respectively, as compared to 22.6% and 27.4% for the thirteen and thirty-nine weeks ended September 27, 2020, respectively. The change in the effective income tax rates was primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) forecasted 2021 pre-tax book income as compared to forecasted 2020 pre-tax book loss.

The Company has a blended federal and state statutory rate of approximately 25.0%. The effective income tax rates for the thirty-nine weeks ended September 26, 2021 and September 27, 2020 were different from the blended federal and state statutory rate primarily due to the change in the valuation allowance for federal and state deferred tax assets and the benefit of tax credits for FICA taxes on certain employees’ tips.
Net Income (Loss)

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Net income (loss)	$783	$(11,141)	n/m (1)	$2,546	$(42,563)	n/m (1)
As a percentage of total revenues	0.5%	(11.2)%	n/m (1)	0.6%	(18.3)%	n/m (1)
___________
(1) Not meaningful.
Net income for the thirteen and thirty-nine weeks ended September 26, 2021 as compared to Net loss for the same periods in the prior year was primarily due to (i) the increase in income from operations mainly driven by the rapid and steady recovery of our in-restaurant dining sales and traffic, partially offset by (ii) income tax expense.

Restaurant level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Restaurant level operating profit	$30,240	$9,762	n/m (1)	$86,230	$14,202	n/m (1)
Restaurant level operating profit margin	19.5%	9.9%	9.4%	20.0%	6.2%	13.7%
___________
(1) Not meaningful.
The increase in Restaurant level operating profit for the thirteen and thirty-nine weeks ended September 26, 2021 as compared to the same periods in the prior year was primarily due to (i) the rapid and steady recovery of our in-restaurant dining sales and traffic, which had declined in 2020 as a result of the COVID-19 pandemic and (ii) the operations of 19 NROs that have opened since September 27, 2020, partially offset by (iii) the increase in food and beverage costs, labor and other related expenses and other restaurant operating expenses as restaurant sales and traffic increased.

Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	Change
	(in thousands)			(in thousands)
Adjusted EBITDA	$16,952	$2,582	n/m (1)	$52,134	$(9,221)	n/m (1)
Adjusted EBITDA margin	10.8%	2.6%	8.2%	11.9%	(4.0)%	n/m (1)
___________
(1) Not meaningful.
The increase in Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 26, 2021 as compared to the same periods in the prior year was primarily due to (i) the rapid and steady recovery of our in-restaurant dining sales and traffic, which had declined in 2020 due to the COVID-19 pandemic and (ii) the operations of 19 NROs that have opened since September 27, 2020, partially offset by (iii) the increase in general and administrative expenses mainly due to the increase in employee headcount and performance-related bonuses.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income (loss) and Net income (loss) margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
	(in thousands)
Net income (loss)	$783	$(11,141)	$2,546	$(42,563)
Depreciation and amortization	8,203	7,849	23,965	22,877
Interest expense	6,051	5,832	18,656	16,499
Income tax expense (benefit)	534	(3,262)	2,644	(16,024)
EBITDA	15,571	(722)	47,811	(19,211)
IPO-readiness and strategic transition costs(1)	576	2,156	1,755	3,811
Stock-based compensation(2)	430	192	746	571
Recruiting and relocation costs(3)	151	—	333	172
Impairments and loss on disposal of assets(4)	98	27	261	282
Transaction expenses (income), net(5)	126	(34)	752	65
COVID-19 related charges(6)	—	963	211	4,845
Severance costs(7)	—	—	265	244
Adjusted EBITDA	$16,952	$2,582	$52,134	$(9,221)

Total revenues	$157,441	$99,749	$438,573	$232,995
Net income (loss) margin	0.5%	(11.2)%	0.6%	(18.3)%
Adjusted EBITDA margin	10.8%	2.6%	11.9%	(4.0)%

Additional information
Pre-opening expenses (8)	$510	$1,108	$2,573	$3,184
Deferred rent (income) expense (9)	$(156)	$1,187	$(1,963)	$9,939
_____________________________
(1) Represents costs related to information technology support and external professional service costs incurred in connection with IPO-readiness efforts as well as the assessment and redesign of our systems and processes. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(3) Represents costs incurred for hiring qualified individuals as we assessed the redesign of our systems and processes. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(4) Includes impairments recognized on intangible assets and fixed assets as well as costs related to the disposal of assets due to retirements, replacements or certain restaurant closures.
(5) The amounts primarily represent the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017. See Note 10, Income Taxes, in the accompanying notes to the unaudited interim consolidated financial statements. In addition, the amounts include costs incurred in connection with the acquisition of certain franchise-owned restaurants, costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and costs related to restaurant closures.
(6) Consists of costs incurred in connection with the economic impact of the COVID-19 pandemic, which primarily includes inventory obsolescence and spoilage, compensation for employees upon furlough and return from furlough, health insurance costs paid for furloughed employees, net of employee retention credits and costs incurred to amend certain financial commitments. See Note 4, COVID-19 Charges, in the accompanying notes to the unaudited interim consolidated financial statements.
(7) Severance costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(8) Represents expenses directly incurred to open new restaurants, including pre-opening rent, manager salaries, recruiting expenses, employee payroll, training, and marketing costs. These costs are recorded within Other restaurant operating expenses and Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(9) Consists of the non-cash portion of straight-line rent expense recorded within both Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

For further comparability, the reconciliation of Net loss and Net loss margin, the most directly comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin for the thirteen and thirty-nine weeks ended September 29, 2019 is as follows:

	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 29, 2019
	(in thousands)
Net loss	$(7,030)	$(39,696)
Depreciation and amortization	7,545	20,579
Interest expense	4,743	14,988
Income tax benefit	(1,294)	(10,342)
EBITDA	3,964	(14,471)
IPO-readiness and strategic transition costs(1)	2,394	6,403
Impairments and loss on disposal of assets(2)	206	33,086
Transaction expenses, net(3)	441	1,548
Stock-based compensation(4)	308	864
Recruiting and relocation costs(5)	338	773
Severance costs(6)	97	289
Adjusted EBITDA	7,748	28,492
Total revenues	$109,646	$322,160
Net loss margin	(6.4)%	(12.3)%
Adjusted EBITDA margin	7.1%	8.8%

Additional information
Pre-opening expenses (7)	$1,380	$4,525
Deferred rent expense (8)	$1,072	$3,292
_____________________________
(1) Represents costs related to information technology support and external professional service costs incurred in connection with IPO-readiness efforts as well as the assessment and redesign of our systems and processes. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Includes impairments recognized on intangible assets and fixed assets as well as costs related to the disposal of assets due to retirements, replacements or certain restaurant closures.
(3) Primarily represents costs incurred in connection with the acquisition of certain franchise-owned restaurants, costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and costs related to restaurant closures. In addition, the amount also includes costs associated with the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017. See Note 10, Income Taxes, in the accompanying notes to the unaudited interim consolidated financial statements.
(4) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(5) Represents costs incurred for hiring qualified individuals as we assessed the redesign of our systems and processes. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(6) Severance costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(7) Represents expenses directly incurred to open new restaurants, including pre-opening rent, manager salaries, recruiting expenses, employee payroll, training, and marketing costs. These costs are recorded within Other restaurant operating expenses and Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(8) Consists of the non-cash portion of straight-line rent expense recorded within both Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Restaurant level operating margin - The following table reconciles Income (Loss) from operations and Income (Loss) from operations margin, the most comparable GAAP measures to Restaurant level operating income and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
	(in thousands)
Income (Loss) from operations	$7,153	$(8,616)	$23,310	$(42,493)
Less: Franchise revenues	(2,359)	(1,396)	(6,437)	(3,449)
Add:
General and administrative expenses	17,019	11,347	44,360	33,625
Depreciation and amortization	8,203	7,849	23,965	22,877
Impairments and loss on disposal of assets(1)	98	27	261	282
Transaction expenses (income), net(2)	126	(34)	752	65
COVID-19 related charges(3)	—	585	19	3,295
Restaurant level operating profit	$30,240	$9,762	$86,230	$14,202

Restaurant sales	$155,082	$98,353	$432,136	$229,546
Income (Loss) from operations margin	4.6%	(8.8)%	5.4%	(18.5)%
Restaurant level operating profit margin	19.5%	9.9%	20.0%	6.2%

Additional information
Pre-opening expenses (4)	$510	$1,108	$2,573	$3,184
Deferred rent (income) expense (5)	$(244)	$1,202	$(1,978)	$9,866
_____________________________
(1) Includes impairments recognized on intangible assets and fixed assets as well as costs related to the disposal of assets due to retirements, replacements or certain restaurant closures.
(2) The amount primarily represents the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017. See Note 10, Income Taxes, in the accompanying notes to the unaudited interim consolidated financial statements. In addition, the amounts include costs incurred in connection with the acquisition of certain franchise-owned restaurants, costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and costs related to restaurant closures.
(3) Consists of costs incurred in connection with the economic impact of the COVID-19 pandemic, which primarily includes inventory obsolescence and spoilage, compensation for employees upon furlough and return from furlough, health insurance costs paid for furloughed employees, net of employee retention credits. See Note 4, COVID-19 Charges, in the accompanying notes to the unaudited interim consolidated financial statements.
(4) Represents expenses directly incurred to open new restaurants, including pre-opening rent, manager salaries, recruiting expenses, employee payroll, training, and marketing costs. These costs are recorded within Other restaurant operating expenses and Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(5) Consists of the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

For further comparability, the reconciliation of Loss from operations and Loss from operations margin, the most directly comparable GAAP financial measures, to Restaurant level operating profit and Restaurant level operating profit margin for the thirteen and thirty-nine weeks ended September 29, 2019 is as follows:

	THIRTEEN WEEKS ENDED	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2019	SEPTEMBER 29, 2019
	(in thousands)
Loss from operations	$(3,678)	$(35,028)
Less: Franchise revenues	(1,905)	(5,597)
Add:
General and administrative expenses	14,578	40,480
Depreciation and amortization	7,545	20,580
Impairments and loss on disposal of assets(1)	206	33,086
Transaction expenses, net(2)	441	1,548
Restaurant level operating profit	$17,187	$55,069

Restaurant sales	$107,742	$316,564
Loss from operations margin	(3.4)%	(11.1)%
Restaurant level operating profit margin	16.0%	17.4%

Additional information
Pre-opening expenses (3)	$1,380	$4,525
Deferred rent expense (4)	$1,061	$3,256
_____________________________
(1) Includes impairments recognized on intangible assets and fixed assets as well as costs related to the disposal of assets due to retirements, replacements or certain restaurant closures.
(2) Primarily represents costs incurred in connection with the acquisition of certain franchise-owned restaurants, costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and costs related to restaurant closures. In addition, the amount also includes the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017. See Note 10, Income Taxes, in the accompanying notes to the unaudited interim consolidated financial statements.
(3) Represents expenses directly incurred to open new restaurants, including pre-opening rent, manager salaries, recruiting expenses, employee payroll, training, and marketing costs. These costs are recorded within Other restaurant operating expenses and Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(4) Consists of the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash flow from operations, cash and cash equivalents, credit capacity under our new facilities, as described in “Debt Refinancing,” herein, and proceeds from equity offerings, including our IPO. On October 5, 2021, the Company completed its IPO, pursuant to which we sold 10,877,850 shares of common stock at the IPO price of $18.00 per share, which included the full exercise by the underwriters of their option to purchase up to an additional 1,418,850 shares of common stock. We received aggregate net proceeds of $182.1 million.

On October 6, 2021, we used the net proceeds of $182.1 million from the IPO, the proceeds received from the new facilities, as described in “Debt Refinancing,” herein, and cash on hand to repay all outstanding indebtedness under the Senior Credit Facilities.

As of September 26, 2021, we had cash and cash equivalents of $51.9 million, $288.9 million in outstanding borrowings, excluding unamortized debt issuance costs and deferred issuance costs, under our Senior Credit Facilities. As of September 26, 2021, we had availability under our Senior Credit Facilities of $21.1 million. Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our requirements for working capital are not significant because our customers pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.

We estimate that our capital expenditures will total approximately $30.0 million to $35.0 million in fiscal 2021, which we plan to fund primarily with cash generated from our operating activities.

We believe that our cash flow from operations, availability under our new facilities, as described in “Debt Refinancing,” herein, and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through additional indebtedness, the issuance of equity, or a combination thereof.
Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position in order to enhance financial flexibility. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

Senior Credit Facilities and Unused Borrowing Capacity

Our Senior Credit Facilities were due to mature on August 21, 2023. We pledged substantially all our assets under our Senior Credit Facilities. For our Senior Credit Facilities excluding the Revolving Facility, principal payments at a rate of 0.25% of the original principal amounts were due quarterly with the remainder of principal (including paid-in-kind interest) and unpaid interest due at maturity, and had a commitment fee payable quarterly in arrears at 1% per annum, applicable to unused commitments. Our Revolving Facility included a commitment fee at a rate of 0.50% per annum of the initial revolving credit commitment. The Senior Credit Facilities contained covenants that provided for, among other things, maintenance of certain ratios and restrictions on additional indebtedness. We were in compliance with the covenants as of September 26, 2021 and December 27, 2020.
The following table summarizes our unused borrowing capacity as of September 26, 2021 and December 27, 2020:

	SEPTEMBER 26, 2021	DECEMBER 27, 2020
	(in thousands)
Undrawn revolving credit facility	$19,620	$19,620
Undrawn second amendment delayed draw term facility	1,500	1,500
Total unused borrowing capacity	$21,120	$21,120

Debt Refinancing

On October 6, 2021, FWR Holding Corporation (“FWR”), one of our indirect subsidiaries, entered into a credit agreement (the “FWR Credit Agreement”), with Bank of America, N.A., as administrative agent (the “Administrative Agent”), the lenders party thereto and the other parties specified therein. The FWR Credit Agreement provides for (i) a $100 million term loan A facility (the “New Term Facility”) and (ii) a $75 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Facility, collectively, the “New Facilities”). The loans under the New Facilities mature on October 6, 2026. The New Facilities are guaranteed, subject to customary exceptions, by all of FWR’s wholly-owned domestic restricted subsidiaries and by AI Fresh Parent, Inc., the direct parent company of FWR, and are secured by associated collateral agreements that pledge a lien on substantially all of FWR’s assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions.

The New Term Facility is subject to amortization of principal, payable in quarterly installments on the last business day of each fiscal quarter, commencing on March 28, 2022 (the “Initial Amortization Date”), equal to approximately 2.50% of the principal amount of the term loans in the first fiscal year after the Initial Amortization Date, 5.00% of the principal amount of the term loans in the second fiscal year after the Initial Amortization Date, 5.00% of the principal amount of the term loans in the third fiscal year after the Initial Amortization Date, 7.50% of the principal amount of the term loans in the fourth fiscal year after the Initial Amortization Date and 10.00% of the principal amount of the term loans in the fifth fiscal year after the Initial Amortization Date. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) under the New Term Facility is payable at the maturity of the New Term Facility.

The loans under the New Facilities bear interest at rates based upon, at the option of FWR, either (i) the base rate plus a margin of between 125 and 200 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) and (ii) the London interbank offer rate (“LIBOR”) plus a margin of between 225 and 300 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Until the delivery under the FWR Credit Agreement of the financial statements for the first full fiscal quarter ending after the Closing Date, the New Facilities bear interest, at the option of FWR, at either (i) the base rate plus a margin of 150 basis points or (ii) the LIBOR plus a margin of 250 basis points. In addition, FWR will pay an unused commitment fee of between 25 and 50 basis points on the undrawn commitments under the New Revolving Credit Facility, also depending on the Total Rent Adjusted Net Leverage Ratio. The FWR Credit Agreement contains LIBOR fallback language, pursuant to which the Administrative Agent and FWR may amend the FWR Credit Agreement to replace the LIBOR with a secured overnight financing rate or another alternate benchmark rate upon reference rate reform and the occurrence of certain LIBOR cessation events.
Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended September 26, 2021 and September 27, 2020:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 26, 2021	SEPTEMBER 27, 2020
	(in thousands)
Cash provided by (used in) operating activities	$44,265	$(20,393)
Cash used in investing activities	(27,424)	(22,328)
Cash (used in) provided by financing activities	(3,836)	74,167
Net increase in cash and cash equivalents and restricted cash	$13,005	$31,446
Cash provided by operating during the thirty-nine weeks ended September 26, 2021 as compared to cash used in operating activities during the thirty-nine weeks ended September 27, 2020 was primarily driven by (i) the increase in net income of $45.1 million as a result of the recovery in restaurant sales and traffic, which had declined in 2020 as a result of the COVID-19 pandemic, (ii) the timing of operational receipts and payments and (iii) higher accrued wages, partially offset by (iv) the payments for rent deferrals and (v) the payment of deferred offering costs in connection with our IPO.
Cash used in investing activities increased during the thirty-nine weeks ended September 26, 2021 as compared to the same period in the prior year primarily as a result of curtailing new restaurant construction during the first half of fiscal 2020 due to the COVID-19 pandemic.

Cash flows used in financing activities during the thirty-nine weeks ended September 26, 2021 comprised of repayments on our Senior Credit Facilities and payments of deferred offering costs, as compared to proceeds from an offering of preferred shares totaling $40.0 million and the issuance of long-term debt, net of repayments made on our Senior Credit Facilities during the thirty-nine weeks ended September 27, 2020.

Contractual Obligations

As of September 26, 2021, there have been no material changes to the contractual obligations as of December 27, 2020, included in the IPO Prospectus.

See “Debt Refinancing” above for a discussion on the new credit agreement entered into on October 6, 2021.
Off-Balance Sheet Arrangements
Except for certain letters of credit entered into as security under the terms of several of our leases entered into in the normal course of business, we did not have any off-balance sheet arrangements as of September 26, 2021 and December 27, 2020.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the accompanying unaudited interim consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of these interim consolidated financial statements and related notes requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry and information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. There have been no significant changes to our critical accounting policies as disclosed in “Critical Accounting Estimates” in the IPO Prospectus.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited interim consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as disclosed in the IPO Prospectus.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

We identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

We did not design and maintain an effective internal control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting and the reporting requirements of a public company. Additionally, we did not formally delegate authority or establish appropriate segregation of duties in our finance and accounting functions. As a result, we did not perform an effective risk assessment nor did we design and maintain internal controls in response to the risks of material misstatement. These material weaknesses contributed to the following material weaknesses:

•We did not design and maintain effective controls over the period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, and the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements. This material weakness resulted in adjustments to accruals and within the statement of cash flows in our fiscal 2018 consolidated financial statements, which were recorded prior to the issuance of our fiscal 2018 consolidated financial statements.

•We did not design and maintain effective controls over the accounting for income taxes over the recording of deferred income taxes and the assessment of the realization of deferred tax assets. This material weakness resulted in adjustments to the income tax benefit, deferred taxes, goodwill, and liabilities in our fiscal 2018 consolidated financial statements, which were recorded prior to the issuance of our fiscal 2018 consolidated financial statements. This material weakness also resulted in immaterial adjustments to the income tax benefit and deferred taxes and related disclosures in the fiscal 2017 and 2019 consolidated financial statements, which were corrected in the fiscal 2019 and 2020 consolidated financial statements, respectively.

•We did not design and maintain effective controls over information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; program change management controls to ensure that information technology program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized and implemented appropriately; computer operations controls to ensure that critical batch jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored; and testing and approval controls for program development to ensure that new software development is aligned with business and information technology requirements. The deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of information technology-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the information technology controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, we concluded the information technology deficiencies resulted in a material weakness. However, these information technology deficiencies did not result in any misstatements to the consolidated financial statements.

Remediation Efforts

We have taken certain measures to remediate the material weaknesses described above, including hiring additional personnel, designing and implementing formal procedures and controls supporting the Company’s period-end financial reporting process, such as controls over the preparation and review of account reconciliations and disclosures in the consolidated financial statements and designing certain information technology general controls. We are in the process of implementing additional measures designed to enable us to meet the requirements of being a public company, improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including hiring additional information technology, finance and accounting personnel, evaluating our financial and information technology control environment and augmenting our internal controls with new accounting policies and procedures, and designing and implementing financial reporting controls, income tax controls, and information technology general controls. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing a remediation plan; however, these remediation measures will be time consuming and will place significant demands on our financial and operational resources.

While we believe that the efforts taken to date and those planned for remediation will improve the effectiveness of our internal control over financial reporting, these remediation efforts are ongoing and will require a sufficient period of time to operate for management to be able to conclude that the design is effective to address the risks of material misstatement and that such controls are operating effectively through testing of such controls. We may conclude that additional measures are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings
We are involved in various claims and legal actions that arise in the ordinary course of business. We currently do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

Item 1.A Risk Factors

There have been no material changes to the risk factors as disclosed in the IPO Prospectus.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, the Company completed its IPO, in which the Company sold 10,877,850 shares of common stock at the initial public offering price of $18.00 per share, which included the full exercise by the underwriters of their option to purchase up to an additional 1,418,850 shares of common stock. The Company received aggregate net proceeds of $182.1 million after deducting underwriting discounts and commissions of $13.7 million. The net proceeds were received on October 5, 2021 and were used to repay $182.1 million of borrowings outstanding under the Senior Credit Facilities.

None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of the Company’s equity securities or to their associates or to our affiliates. BofA Securities Inc., Goldman Sachs & Co. LLC and Jefferies LLC acted as representatives of the underwriters for the offering.

The IPO closed on October 5, 2021. The offering terminated after all of the shares of common stock were sold.

There was no material change in the planned use of proceeds from the IPO as described in the IPO Prospectus.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable
Item 5.    Other Information

None

Item 6.    Exhibits
The exhibits listed in the Exhibits index to this Form 10-Q are incorporated herein by reference.

Exhibit No.	Description	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Amended and Restated Certificate of Incorporation of First Watch Restaurant Group, Inc.	October 6, 2021 Form 8-K, Exhibit 3.1
3.2	Amended and Restated Bylaws of First Watch Restaurant Group, Inc.	October 6, 2021 Form 8-K, Exhibit 3.2
4.1	Form of Certificate of Common Stock	September 7, 2021 Form S-1, Exhibit 4.1
10.1	Credit Agreement by and among FWR Holding Corporation, AI Fresh Parent, Inc., the lenders party thereto, the other parties therein and Bank of America, N.A., as administrative agent	October 6, 2021, Form 8-K, Exhibit 10.1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	Furnished herewith
101
The financial information from First Watch Restaurant Group, Inc’s Quarterly Report on Form 10-Q for the third fiscal quarter ended September 26, 2021, filed on November 8, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
Filed herewith
104	Cover Page Interactive Date File (formatted as iXBRL and contained in Exhibit 101)	Filed herewith
_____________
(1) This certification is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. on November 8, 2021.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)