Form 10-K
period 2021-12-26
First Watch Restaurant Group, Inc.
filed 2022-03-23
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-04321
First Watch Restaurant Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-4271369
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
8725 Pendery Place, Suite 201, Bradenton, FL 34201
(Address of Principal Executive Offices) (Zip Code)
(941) 907-9800
Registrant’s telephone number, including area code

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FWRG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒	Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on December 26, 2021, based on the closing price of the registrant’s common stock as reported by The Nasdaq Stock Market on that date, was approximately $173.7 million. The registrant has elected to use December 26, 2021 as the calculation date because on June 26, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 21, 2022, 59,048,446 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 26, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report on Form 10-K”) contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•continued adverse effects of the COVID-19 pandemic, including the emergence of COVID-19 variants, or other infectious disease on our financial condition, results of operations, and supply chain;
•our vulnerability to changes in consumer preferences and economic conditions;
•our inability to open new restaurants in new and existing markets;
•the number of visitors to areas where our restaurants are located may decline;
•our inability to generate same-restaurant sales growth;
•our marketing programs and limited-time menu offerings may fail to generate profits;
•shortages or disruptions in the supply or delivery of frequently used food items or increases in the cost of our frequently used food items;
•our inability to prevent instances of food-borne illness in our restaurants;
•our inability to compete successfully with other breakfast and lunch restaurants;
•our inability to hire, train, reward and retain employees;
•issues with our existing franchisees, including their financial performance, our lack of control over their operations, and conflicting business interests;
•our vulnerability to adverse demographic, unemployment, economic, regulatory and weather conditions;
•damage to our reputation and negative publicity, even if unwarranted;
•our reliance on a small number of suppliers for a substantial amount of our food and coffee;
•our inability to effectively manage our internal control over financial reporting;
•our failure to adequately protect our network security;
•compliance with federal and local environmental, labor, employment and food safety laws and regulations;
•our level of indebtedness and our duty to comply with covenants under our credit agreement;
•uncertainty regarding ongoing conflict between Russia and Ukraine and the related impact on transportation and energy costs and other macroeconomic conditions as a result of such conflict; and
•the interests of Advent International Corporation, our controlling stockholder, may differ from those of our public stockholders.

See Item 1A. “Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report on Form 10-K. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1. Business

First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries) is a Delaware holding company which was acquired by funds affiliated with or managed by Advent International Corporation (“Advent”) pursuant to a merger transaction in August 2017, (the “Advent Acquisition”). Unless the context otherwise requires, “we,” “us,” “our,” “First Watch,” the “Company,” “Management” and other similar references refer to First Watch Restaurant Group, Inc. and, unless otherwise stated, all of its subsidiaries.

Overview

Since opening our doors in 1983, we have been a pioneer in the Daytime Dining restaurant segment, serving made-to-order breakfast, brunch and lunch using the freshest of ingredients. We have built our brand on our commitment to operational excellence, our culinary mission centered around a fresh, continuously evolving menu, and our “You First” culture. Our focus on one daytime shift enables us to optimize restaurant operations while generating average annual sales volumes of $1.8 million in 2021 per restaurant in only 7.5 hours per day. This daytime focus also allows us to attract and retain employees who are passionate about hospitality and drawn to our “No Night Shifts Ever” approach.

First Watch was named “America’s Favorite Restaurant Brand” by Market Force in 2020, based on customer recommendations and brand satisfaction. In both 2020 and 2021, First Watch was recognized by FSR Magazine as the fastest-growing full-service restaurant company in the United States based on unit growth.

As of December 26, 2021, we had 435 system-wide restaurants across 28 states, 341 of which were company-owned and 94 were franchise-owned.

Our Promise: Yeah, It’s Fresh!

At First Watch, we take a creative approach to Daytime Dining led by our commitment to freshness. Every morning, we arrive at the crack of dawn to slice and juice vegetables and fresh fruits, bake muffins, brew our fresh coffee and whip up our French Toast batter from scratch. Each item is made-to-order and prepared with care. We do not use microwave ovens, heat lamps or deep fryers in our kitchens. While our menu constantly evolves, our promise of freshness never wavers. Our award-winning, chef-driven menu includes crave-able items like our Avocado Toast, Smoked Salmon Eggs Benedict, Farm Stand Breakfast Tacos and Lemon Ricotta Pancakes in addition to revolving seasonal items like The Trailblazer Bowl, Carnitas Breakfast Tacos, Superseed Protein Pancakes and a rotating fresh, seasonal juice. This commitment to freshness and a culinary philosophy of “Following The Sun,” with our rotating seasonal menu, continues to differentiate the brand and attract an on-trend health-oriented customer while also serving the long-standing customer focused on the ritual and consistency of the breakfast occasion.

Our Mission: You First

For nearly four decades, we have cultivated an organizational culture built on our mission of “You First.” As a company, we put our employees first and empower them to do whatever it takes to put our customers first. We give back to the local communities where we operate and we support national and international causes we care about, such as our Project Sunrise partnership that supports women-owned coffee farms in Colombia, which in turn empowers them to reinvest in their communities.

Growth Strategies

New Restaurant Openings

We have significant unmet demand and trade-area development opportunities in both existing and new markets. In 2021, we opened 22 new company-owned restaurants generating annualized average unit volumes of $2.0 million, which is approximately 11.0% higher than our existing company-owned restaurant average unit volumes. Our experienced restaurant development team partnered with a third-party analytics firm to conduct an in-depth study determining our potential for more than 2,200 locations in the United States.

In selecting new locations, we evaluate specific market characteristics, demographics, traffic patterns, co-tenants and growth potential. Our development approach has proven that First Watch has tremendous portability across markets, with new restaurants boasting consistent and strong average unit volumes across geographies. We intend to open more than 130 company-owned restaurants from 2022 through 2024. While our existing franchisees are committed to developing restaurants in their territories, we expect company-owned restaurants will be the primary growth driver of our footprint over the long term.

Drive Restaurant Traffic and Build Sales

Our attractive returns on invested capital in each restaurant starts with our focus on traffic and customer frequency in the building of our sales through:

•Delivering an Excellent On-Premise Dining Experience. Excellence in restaurant-level execution, recognized by customers and reinforced by the hundreds of accolades we have received, increases the visit frequency of our customers, promotes trial by new consumers and ultimately encourages loyalty.

•Menu Innovation. We continuously evolve our menu to keep it fresh and exciting yet operationally efficient. Our five highly anticipated seasonal menus and the introduction of new platforms drive customer frequency and incremental spending. When it comes to sourcing, we are guided by a core philosophy: “Follow The Sun.” This means that we welcome each season into our menu with exceptional ingredients harvested when they are most flavorful and fresh.

•Convenience and Increased Accessibility of Our Off-Premises Offering. We believe our integrated technology and improvements continue to optimize our customers’ convenience when ordering directly from us as well as our third-party delivery partners.

•Expand and Leverage Innovative Alcohol Offering. Our alcohol platform reflects our culinary philosophy by creating craft cocktails which combine fresh juices and ingredients with a variety of liquors. As of December 26, 2021, our craft cocktails were offered in 305 restaurants, including company-owned and franchise-owned restaurants, with clear plans to continue the expansion to all restaurants where feasible.

•Increasing Our Brand Awareness. For nearly 40 years, our awareness has grown primarily through word-of-mouth as our service, menu and environment created loyal fans. While we believe that organic growth of awareness contributes to our local feel, we also recognize the potential of strategically marketing in appropriate channels to accelerate our brand awareness.

•Additional Platforms and Initiatives. We continue to evolve the First Watch concept and offerings via the implementation of initiatives that include:
–Weekday Lunch: With the evolution of a new optimized core menu, which includes fresh, convenient and differentiated lunch offerings, the presence of our off-premises channels and the opportunity to apply targeted marketing, we believe the weekday lunch occasion holds future opportunity to build sales and traffic.
–Customer Technology & Customer Data: Recent technology initiatives, including integrated remote waitlists, remote orders, tokenized credit card transactions and WiFi into one system, provide opportunity for the development of new advanced customer relationship management systems aimed at growing customer frequency.
–Restaurant Technology Unlocking Throughput & Capacity: We are implementing technologies that will help us further unlock in-restaurant efficiencies, enabling greater peak hour throughput and capacity, including new tools to enable optimal seating configurations, to reduce table turn times and to orchestrate more efficient order preparation. For example, we are installing kitchen display systems in our restaurants to automate our order routing.
Operations

Quality and Food Safety

First Watch emphasizes high food quality and a commitment to food safety in each restaurant through the careful training and supervision of personnel and by following rigorous quality and cleanliness standards. Food preparation and cleaning procedures are defined, monitored and maintained by our quality assurance department. We contract with third-party inspectors to regularly monitor restaurant performance through unannounced non-biased food safety assessments with program standards that meet or exceed those of local health departments. These inspections are intended to achieve active managerial control in our restaurants in an effort to reduce risk factors and maintain a strong food safety culture.

Restaurant management incentive plans provide strong motivation to meet and exceed standards. In addition, as part of our overall food quality assurance, we have a process in place to review vendors’ food safety practices to ensure they meet or exceed industry standards.

Restaurant Staff

As of December 26, 2021, we had approximately 10,000 employees. None of our employees are part of a collective bargaining agreement, and based upon independent surveys and our internal evaluations we believe our “You First” organizational culture continues to foster overall favorable relations with our employees.

Each restaurant operates with a staff of approximately 20 to 30 team members led by general manager(s).

During a restaurant’s 7:00 a.m. to 2:30 p.m. shift, our staff focus on gracious service, food preparation, order accuracy and “instagrammable” plating. We employ a narrow span of control, which we believe contributes to the consistency of our restaurants’ performance across our system. The general managers interview each applicant and identify motivated employees who are friendly, service oriented, eager to prepare high-quality food and a fit for our “You First” culture.

Training

Our training programs share our legacy and culture of operating excellence. We have established a training facility at our corporate headquarters named the F.A.R.M. (“First Watch Academy of Restaurant Management”), to which we invite managers-in-training for a week-long brand experience where they learn everything from our history and cultural pillars to leadership and management tools. We have enhanced this training program to also focus on building a more diverse and inclusive team. In addition, managers-in-training also complete a comprehensive 11-week C.A.F.E. (“Culture and Food Experience”) training program in the restaurants, alongside experienced managers. New hourly employees participate in at least three days of initial onboarding training and shadowing. Our general managers and directors of operations conduct in-restaurant training for our staff who also train online through our Virtual Learning Academy.

Purchasing and Distribution

Our Supply Chain department manages and negotiates directly with qualified, national suppliers and distributors with the dual goals of securing the supply of high quality, fresh products and controlling cost. Our selected vendors undergo inspection to ensure that products purchased conform to our standards. Our Quality Assurance department requires third-party supplier audits or Global Food Safety Initiative certification for all food distributors and manufacturing facilities to ensure good manufacturing practices, food safety, pest control, sanitation, training, regulatory compliance and food defense systems are in place. To ensure freshness, most of our restaurants accept produce and broadline distribution deliveries at least three times per week.

Management Information Systems

All our restaurants use digital management information systems, which we believe are scalable to support our future growth plans. These systems are designed to enable functionality, improve operating efficiencies, provide us with timely access to financial and marketing data and reduce restaurant and corporate administrative time and expense. In addition, our in-restaurant systems are used to process customer orders, credit card payments, employee time-keeping and scheduling.

Marketing and Advertising

We use a variety of marketing channels, including email communications, affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, promotions and partnerships. We focus on increasing our engagement with social media platforms in order to generate brand awareness and also to gather information we can then apply to future marketing efforts.

Franchise Program

As of December 26, 2021, we had 15 franchisees that operated 94 restaurants and our existing franchisees had 49 total new restaurant development obligations. Typically, our franchise agreements provide an initial term of 10 years with additional renewal terms that total 10 years subject to various conditions that include upgrades to the restaurant facility and brand image.

All franchise agreements grant licenses to use our trademarks, trade secrets and proprietary methods, recipes and procedures. The initial franchise fee for each restaurant is $35,000 to $40,000. Franchisees are required to pay 4.0%-4.5% of franchised restaurant sales in royalties and contribute 1.0%-3.0% of franchised restaurant sales to a system fund, which is used for advertising, marketing and public relations programs and materials on a system-wide basis. Presently, we are not extending franchise agreements to new franchisees.
Human Capital

“You First” Culture Elevates Employee and Customer Satisfaction

First Watch has a simple mission statement - “You First.” We have been people-focused from our inception as we have always believed our employees are our greatest asset. We believe that putting our employees first, in turn, leads them to put customers first. The Company’s culture and “You First” mission play a role in higher retention of all employees. During 2021, turnover of our general managers fell nearly 30% below the average of our respective segment of the restaurant industry as reported by Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), and the average tenure of our general managers is approximately five years.

Diversity and Inclusion

In September 2020, First Watch launched a new campaign, branded #beabetterhuman, which has taken our people-focused approach to a new level. The Company turned participation in the #beabetterhuman campaign into an opportunity for employees to give back to the community. The #beabetterhuman initiative includes a six-part live, interactive web series tackling sensitive topics such as unconscious bias, privilege and mental health. The #beabetterhuman campaign is designed to educate our entire workforce, raise awareness and influence change. In order to provide employees with a chance to make a difference, for each employee that participated in all six #beabetterhuman web sessions, First Watch made a donation to Bryan Stevenson’s Equal Justice Initiative (featured in the book and film “Just Mercy”). We continue to build upon the success of the program with an ongoing #beabetterhuman series on Facebook, Instagram and Glassdoor highlighting diverse employees within the restaurants and their unique and inspiring stories.

The R.I.S.E. (Race Inclusion and Support Exchange) Council was created to engage high performing diverse leaders in monthly dialogue on how to best advance the Company’s diversity efforts. As a result of ideas that the R.I.S.E. Council surfaced, The Rising 20, a new mentor program was established in 2021 as an important step in the #beabetterhuman campaign to help accelerate the development and advancement of minorities within First Watch. In this mentoring program, employees are partnered with an executive for a six-month guided mentorship journey targeting personal development and professional growth. In addition, the program includes a self-assessment and career goal setting workshops.

In 2021, CEO and President, Chris Tomasso, and Chief People Officer, Laura Sorensen hosted seventeen separate 90 minute calls with hourly employees across the country for their inaugural W.H.Y. Tour – their “We Hear You” listening tour. The purpose of the in-depth sessions was to learn more about the issues that matter most to our hourly workforce. As a result of this tour, the Company was able to take swift action on the most meaningful issues. New employee benefits, practices and operational tools were introduced, along with a monthly recognition budget for each restaurant to devote to ongoing employee recognition.

Experienced, Passionate Leadership Team and Deep Bench of Talent

Our team is led by passionate executives who have an extensive mix of experience in our brand and with other leading national restaurant concepts and consumer facing businesses. We have a deep bench of talent throughout the organization. Our executives and key employees average more than 15 years of industry experience and our directors of operations have an average tenure at First Watch of approximately ten years. In addition, our restaurant staff includes dozens of fully-trained, tested, high-performing managers throughout our system who are positioned to step into the general manager role as we open new restaurants.

Government Regulation

We are subject to extensive federal, state and local government laws and regulations, including those relating to, among others, public health and safety, zoning and fire codes, alcoholic beverage control and franchising.

In addition, we are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, the Americans with Disabilities Act and various federal and state laws governing such matters as minimum wages, exempt versus non-exempt, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. New laws, regulations or interpretations could impact our business or our cost of compliance.

For a discussion of the various risks we face from regulation and compliance matters, see Item 1A.“Risk Factors.”

Intellectual Property

We have registered “First Watch the Daytime Cafe,” “You First,” “Yeah, It’s Fresh!” and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office (“USPTO”). In addition, the First Watch logo, website name and address and Facebook and Twitter accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks and to oppose vigorously any infringement or dilution of the service marks or trademarks. We maintain certain recipes for our menu items, as well as certain standards, specifications and operating procedures, as trade secrets or confidential information.

Competition

The restaurant industry is highly competitive and fragmented, with restaurants competing directly and indirectly with regard to dining experience, food quality, service, price and location. We also compete with grocery store chains and meal subscription services. In addition, there is active competition for management personnel, real estate sites, supplies and restaurant employees. Competition is also influenced strongly by marketing and brand reputation.

As consumers increasingly seek higher quality breakfast, brunch and lunch experiences, we believe we are well-positioned to compete with a wide range of national, regional and local establishments that operate during our hours of operation. More directly, we do not believe there is a comparable offering within our segment that operates at scale as First Watch does and we view our primary competition as a network of independent restaurants that also serve breakfast and lunch in neighborhoods across the United States.

Seasonality

Our quarterly results of operations are subject to seasonal fluctuations. Additionally, the timing of holidays, weather conditions and the number of new restaurant openings may affect sales volumes seasonally. Furthermore, the COVID-19 pandemic may have an impact on consumer behaviors and customer traffic that may result in temporary changes in the seasonal fluctuations of our business.

See Item 1A.“Risk Factors” for discussion of risks related to seasonal and periodic fluctuations.

Corporate Information

First Watch Restaurant Group, Inc. was incorporated in Delaware on August 10, 2017, under the name AI Fresh Super Holdco, Inc. We changed our name on December 20, 2019 to First Watch Restaurant Group, Inc. Our principal executive offices are located at 8725 Pendery Place, Suite 201, Bradenton, FL 34201 and our telephone number is (941) 907-9800. Our corporate website address is www.firstwatch.com. We completed our initial public offering (“IPO”) in October 2021 and our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “FWRG.”

Additional Information

Our consumer website is located at www.firstwatch.com, and our investor relations website is located at https://investors.firstwatch.com. We make available, free of charge, through our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). Our reports and other materials filed with the SEC are also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Annual Report on Form 10-K.

We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts and the investor relations website (https://investors.firstwatch.com) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition, results of operations, cash flow and the trading price of our common stock could be materially and adversely affected. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact our business, reputation, financial condition, results of operations, cash flow or the trading price of our common stock.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:

Risks Related to Our Business and Industry

•continued adverse effects of the COVID-19 pandemic, including the potential impact of the emergence of COVID-19 variants, or other infectious disease on our financial condition, results of operations, and supply chain
•our vulnerability to changes in economic conditions and other factors, many of which are largely outside of our control
•our inability to open new restaurants in new and existing markets or to operate them as profitably as we have experienced in the past
•our inability to effectively manage our growth
•the number of visitors to areas where our restaurants are located may decline
•our inability to generate same-restaurant sales growth
•our marketing programs and limited-time menu offerings may fail to generate profits
•shortages or disruptions in the supply or delivery of frequently used food items or increases in the cost of our frequently used food items
•our inability to compete successfully with other breakfast and lunch restaurants
•our vulnerability to food safety and food-borne illness concerns
•issues with our existing franchisees, including their financial performance, our lack of control over their operations and conflicting business interests
•our reliance on a small number of suppliers for a substantial amount of our food and coffee
•geographic concentration
•damage to our reputation and negative publicity, even if unwarranted
•our inability to effectively manage the accelerated impact of social media
•our insurance may not provide adequate levels of coverage against claims

Risks Related to Information Technology and Intellectual Property

•our failure to adequately protect our network security
•compliance with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection
•potential state property law liability with our gift cards
•our failure to enforce and maintain our trademarks and other intellectual property
•adverse litigation outcomes with respect to our intellectual property rights

Risks Related to Employees and the Workforce

•the loss of our executive officers or other key employees
•our inability to identify qualified individuals for our workforce

•our failure to maintain our corporate culture
•potential unionization activities

Legal and Regulatory Risks

•compliance with federal and local environmental, labor, employment, food safety, franchise, zoning and other applicable laws and regulations
•the distraction and expense of litigation
•risks associated with leasing properties subject to long-term and non-cancelable leases
•risks related to our sale of alcoholic beverages

Risks Related to Accounting and Financial Reporting Matters

•changes in accounting principles or estimates
•impairment in the carrying value of our goodwill or indefinite-lived intangible assets
•our inability to effectively manage our internal control over financial reporting

Risks Related to Our Indebtedness

•our inability to access additional capital to support business growth
•our level of indebtedness and our duty to comply with covenants under our credit agreement
•uncertainties arising from our use of LIBOR, the London interbank offered rate, as a reference rate for loans under our credit agreement

Risks Related to Our Company and Organizational Structure

•the interests of Advent may differ from those of our public stockholders
•our reliance on our operating subsidiaries
•our lack of significant experience managing a public company
•risks associated with our status as an emerging growth company and a Delaware corporation

Risks Related to Ownership of Our Common Stock

•the market price of our common stock could be reduced by future offerings of debt or equity securities
•risks associated with our status as a controlled company with highly concentrated ownership of common stock
•possible significant fluctuations in our quarterly results of operations that could fall below the expectations of securities analysts and investors
•dilutive impact from grants under our equity incentive plans

Risks Related to Our Business and Industry
Our financial condition, results of operations, and supply chain have been and may continue to be adversely affected for an extended period of time by the COVID-19 pandemic or other infectious diseases.

The COVID-19 pandemic has had, and is continuing to have, a significant impact on our business and results of operations. At the peak of the COVID-19 outbreak, all of our company-owned restaurants were closed. For franchised restaurants that remained open, same-store sales declined due to modified operating hours and reduced customer traffic. While all of our company-owned and franchised restaurants have reopened, we expect that our operations will continue to be impacted by the continuing effects of COVID-19, including resurgences and variants of the virus. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommunicating and reductions in travel may become the new normal. In addition, the COVID-19 pandemic has required and may continue to require us to make controversial decisions about precautionary measures, such as vaccinations, showing proof of vaccinations and face coverings, that could impact our results, including by impacting our brand, our employee retention and satisfaction, and our customer traffic. All of these conditions could fundamentally impact the way we work and the customer experience we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition. As a result, we may incur additional impairment charges to our inventory, restaurant and corporate assets—and our ability to realize the benefits from deferred tax assets may become limited—any of which may have a significant or material impact on our financial results.

The COVID-19 pandemic also has affected and may continue to adversely affect the ability of certain of our suppliers, from whom we purchase domestic and international commodities, to fulfill their obligations to us, which may negatively affect our restaurant operations. These suppliers include third parties that supply and/or prepare our ingredients, packaging, paper and cleaning products and other necessary operating materials, as well as distribution centers, and logistics and transportation services providers, including those in the trucking industry. If our suppliers are unable to fulfill their obligations to us, we could face shortages of food items or other supplies at our restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Prolonged volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants.

On January 25, 2022, the Occupational Safety and Health Administration (“OSHA”) announced that it was withdrawing, effective January 26, 2022, its vaccination and testing emergency temporary standard (“ETS”) issued on November 5, 2021 to protect unvaccinated employees of large employers with 100 more employees from workplace exposure to COVID-19. However, in the same announcement, OSHA stated that it was not withdrawing the ETS as a proposed rule and that it was prioritizing its resources to focus on finalizing a permanent COVID-19 healthcare standard. It is currently not possible to predict whether such a permanent standard will come into effect or whether it will be applicable to us, and if it is applicable, the extent of its impact on our business and operations.

We are vulnerable to changes in economic conditions and consumer preferences that could have a material adverse effect on our business, financial condition and results of operations.

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The COVID-19 pandemic has led to changes in consumer spending behaviors as customers choose to avoid public gathering places, which may continue to impact traffic in our restaurants for an extended period particularly if trends related to work from home continue. For example, we experienced and continue to experience changes in our breakfast and lunch business as it relates to customers who visit us before starting the workday, on their way to work or during corporate lunch breaks. In addition to the COVID-19 pandemic, factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, geopolitical tensions, inflation or increased food or energy costs could harm the restaurant industry in general and our restaurants in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could have a material adverse effect on our business, financial condition and results of operations. There can also be no assurance that consumers will continue to regard our menu offerings favorably, that we will be able to develop new menu items that appeal to consumer preferences or that there will not be a drop in consumer demands for restaurant dining during breakfast and lunch dayparts. Restaurant traffic and our resulting sales depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. In addition, the restaurant industry is subject to scrutiny due to the perception that restaurant company practices have contributed to poor nutrition, high caloric intake, obesity or other health concerns of their customers. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, government regulation may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings and laws and regulations affecting permissible ingredients and menu items. A number of counties, cities and states have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our menu offerings.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers. We may not be able to effectively respond to changes in consumer health perceptions, comply with further nutrient content disclosure requirements or adapt our menu offerings to trends in eating habits, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are subject to, and may be adversely affected by, a number of other factors, many of which are also largely outside of our control.

In addition to the COVID-19 pandemic, our operating results have been in the past and will continue to be subject to a number of other factors, many of which are largely outside our control. Any one or more of the factors listed below or described elsewhere in this risk factors section could have a material adverse impact on our business, financial condition and/or results of operations:

•increases in real estate costs in certain markets;
•inflationary pressures;
•disruptions to our supply chain;
•changes in governmental rules and approaches to taxation;
•adverse outcomes of litigation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets that may temporarily but significantly impact our restaurant operations in such markets;
•changes in climate, including changes to the frequency of severe weather events, that impact the cost and availability of goods and services, energy and other materials throughout our supply chain; and
•labor discord or disruption, geopolitical events, war, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and other health pandemics that lead to avoidance of public places or restrictions on public gatherings such as in our restaurants.

An important aspect of our growth strategy involves opening new restaurants in existing and new markets. We may be unsuccessful in opening new restaurants or establishing new markets and our new restaurants may not perform as well as anticipated which could have a material adverse effect on our business, financial condition and results of operations.

A key part of our growth strategy includes opening new restaurants in existing and new markets and operating those restaurants on a profitable basis. We must identify target markets where we can enter or expand. We may not be able to open our planned new restaurants within budget or on a timely basis, and our new restaurants may not perform as well as anticipated. Our and our franchisees’ ability to successfully open new restaurants is affected by a number of factors, many of which are beyond our control, including our and our franchisees’ ability to:

•identify a sufficient number of available and suitable restaurant sites;
•compete for restaurant sites;
•reach acceptable agreements regarding the lease or purchase of restaurant sites;
•obtain or have available the financing required to develop and operate new restaurants, including construction and opening costs, which includes access to leases and equipment leases at favorable interest and capitalization rates;
•respond to unforeseen engineering or environmental problems with our selected restaurant sites;
•mitigate the impact of inclement weather, natural disasters and other calamities on the development of restaurant sites;
•hire, train and retain the skilled management and other employees necessary to meet staffing needs of new restaurants;
•obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our and our franchisees’ costs or ability to open new restaurants; and
•respond to construction and equipment cost increases for new restaurants.

If we are unable to open new restaurants, or if planned restaurant openings are significantly delayed, it could have a material adverse effect on our business, financial condition and results of operations.

Our company-owned and franchise-owned restaurants, which we collectively refer to as our “system-wide” restaurants, are geographically concentrated in the southeast portion of the United States, and we may encounter new challenges as we enter new markets. The challenges of entering new markets include: difficulties in hiring experienced personnel; increased labor costs; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of company-owned and franchise-owned restaurants in our existing markets, and we may find that our concept has limited appeal in new markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants and could have a material adverse effect on our business, financial condition and results of operations.

Our failure to manage our growth effectively could harm our business and results of operations.

Our growth plan includes opening new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to recruit, hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure which could have a material adverse effect on our business, financial condition and results of operations.

Opening new restaurants in existing markets may negatively impact sales at our and our franchisees’ existing restaurants.

The consumer target area of our and our franchisees’ restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, if we open new restaurants in or near markets in which we or our franchisees’ already have restaurants, it could have a material adverse effect on the results of operations and same-restaurant sales growth for our restaurants in such markets due to the close proximity with our other restaurants and market saturation. Existing restaurants could also make it more difficult to build our and our franchisees’ consumer base for a new restaurant in the same market. Sales cannibalization between our restaurants may become significant in the future as we continue to open new restaurants and could affect our sales growth, which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

A decline in visitors to any of the retail centers, lifestyle centers, or entertainment centers where our restaurants are located could negatively affect our restaurant sales.

Our restaurants are primarily located in high-activity trade areas that often contain retail centers, lifestyle centers, and entertainment centers. We depend on high visitor rates in these trade areas to attract customers to our restaurants. Factors that may result in declining visitor rates at these locations include economic or political conditions, anchor tenants closing in retail centers in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, mobility restrictions, fear of contracting COVID-19 or other infectious diseases and the sharp increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic, or other factors. A decline in traffic at these locations for a sustained period could have a material adverse effect on our business, financial condition and results of operations.

Our same-restaurant sales growth may be lower than we expect in future periods.

Same-restaurant sales growth will continue to be a critical factor affecting our ability to generate profits because the profit margin on same-restaurant sales growth is generally higher than the profit margin on new restaurant sales. Our ability to increase same-restaurant sales growth depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target same-restaurant sales growth or that the change in same-restaurant sales growth could be negative, which may cause a decrease in sales growth and ability to achieve profitability. This could have a material adverse effect on our business, financial condition and results of operations. The rise of COVID-19 variants and any associated government-imposed restrictions may frustrate our ability to implement our initiatives to increase our same-restaurant sales growth.

Our marketing programs and our limited time new offerings may not be successful and could fail to meet expectations, and our new menu items, advertising campaigns and restaurant designs and remodels may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts on new and seasonal menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain customers. In addition, as the number of our restaurants increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk. Additionally, our limited time menu offerings, which we offer as a key part of our promotional activities from time to time, may not perform as anticipated, which could have an adverse impact on our results of operations for the related period. If these initiatives are not successful, it could result in us incurring expenses without the benefit of higher revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the cost of food could have a material adverse effect on our business, financial condition and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and beverage costs, including, among other things, pork, coffee, eggs, avocados, potatoes, bread, cheese, fresh fruit and produce items. We are susceptible to increases in the cost of food due to factors beyond our control, such as freight and delivery charges, general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, tariffs and import taxes, product recalls and government regulations. Dependence on frequent deliveries of fresh produce and other food products subjects our business to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Further, increases in fuel prices could result in increased distribution costs.

Changes in the price or availability of certain food products, including as a result of the COVID-19 pandemic, could affect our profitability and reputation. While other commodities we purchase are subject to contract pricing and therefore have not been impacted by price inflation as a result of the COVID-19 pandemic thus far, as our contracts expire, we may not be able to successfully re-negotiate terms that protect us from price inflation in the future. International commodities we purchase are also subject to supply shortages or interruptions due to the COVID-19 pandemic.

Changes in the cost of ingredients can result from a number of factors, including seasonality, increases in the cost of grain, disease and viruses and other factors that affect availability and greater international demand for domestic pork products. In the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend or permanently discontinue serving menu items rather than pay the increased cost for the ingredients. Any such changes to our available menu could negatively impact our restaurant traffic, business and same-restaurant sales growth during the shortage and thereafter. While future cost increases can be partially offset by increasing menu prices, there can be no assurance that we will be able to offset future cost increases by increasing menu prices. If we or our franchisees implement menu prices increases, there can be no assurance that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns. Competitive conditions may limit our menu pricing flexibility and if we or our franchisees implement menu price increases to protect our margins, restaurant traffic could be materially adversely affected, at both company-owned and franchise-owned restaurants.

New restaurants may not be profitable or may close, and the performance of our restaurants that we have experienced in the past may not be indicative of future results.

Some of our restaurants open with an initial start-up period of higher or lower than normal sales volumes. Our restaurant level operating profit margins are generally lower through the first 12 months of operation. In new markets, the length of time before average sales for new restaurants stabilize is less predictable as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average unit volume (“AUV”) and same-restaurant sales growth may not increase at the rates our existing restaurants have achieved over the past several years. Our ability to operate new restaurants profitably and increase AUV and same-restaurant sales growth will depend on many factors, some of which are beyond our control, including:

•consumer awareness and understanding of our brand;
•general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;
•consumption patterns and food preferences that may differ from region to region;
•changes in consumer preferences and discretionary spending;

•difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
•increases in prices for commodities;
•inefficiency in our labor costs as the staff gains experience;
•competition, either from our competitors in the restaurant industry or our own restaurants;
•temporary and permanent site characteristics of new restaurants;
•changes in government regulation; and
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

Although we target specified operating and financial metrics, new restaurants may not meet these targets or may take longer than anticipated to do so. If our new restaurants do not perform as planned or close, or if we are unable to achieve our expected restaurant sales, it could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition for customers, and our inability to compete effectively may affect our traffic, our sales and our operating profit margins, which could have a material adverse effect on our business, financial condition and results of operations.

The restaurant industry is intensely competitive with many companies that compete directly and indirectly with us with respect to food quality, brand recognition, service, price and value, convenience, design and location. We compete in the restaurant industry with national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with fast casual restaurants, quick service restaurants and casual dining restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well-established in markets in which we have existing restaurants or intend to locate new restaurants. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have or plan to have restaurants. We also compete with a number of non-traditional market participants, such as convenience stores, grocery stores, coffee shops, meal kit delivery services, and “ghost” or dark kitchens, where meals are prepared at separate takeaway premises rather than a restaurant. Competition from food delivery services companies has also increased in recent years, particularly during the COVID-19 pandemic, and is expected to continue to increase. Any inability to successfully compete with the restaurants in our existing or new markets will place downward pressure on our customer traffic and could have a material adverse effect on our business, financial condition and results of operations.

Our continued success also depends in part on the continued popularity of our menu and the experience we offer customers at our restaurants. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to changes in those conditions. In addition, some of our competitors in the past have implemented promotional programs that provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, restaurant sales and restaurant operating profit margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.

Food safety and food-borne illness concerns may have an adverse effect on our business by decreasing sales and increasing costs.

Food safety and quality concerns may negatively impact our business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances of food-borne illness could reduce our restaurant sales.

Food safety is a top priority, and we dedicate substantial resources to help ensure that our customers enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past, and could occur in the future. Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures or improper employee conduct, customers entering our restaurants while ill and contaminating food ingredients or surfaces at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation and could have a material adverse effect on our business, financial condition and results of operations. Similar incidents or reports occurring at competitors in our industry unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

We cannot guarantee to consumers that our food safety controls, procedures and training will be fully effective in preventing all food safety and public health issues at our restaurants, including any occurrences of pathogens, bacteria, parasites or other toxins infecting our food supply. These potential public health issues, in addition to food tampering, could adversely affect food prices and availability of certain food products, generate negative publicity, and lead to closure of restaurants resulting in a decline in our sales or profitability. In addition, there is no guarantee that our restaurant locations will maintain the high levels of internal controls and training we require at our restaurants. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control, and may affect multiple restaurant locations as a result. We cannot assure that all food items will be properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. The risk of food-borne illness may also increase whenever our menu items are served outside of our control, such as by third-party food delivery services companies, customer take out or at catered events. We do not have direct control over our third-party suppliers, transporters or delivery services, and may not have visibility into their practices. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-owned or franchised restaurants could negatively affect sales at all our restaurants if highly publicized, such as on national media outlets or through social media, especially due to the geographic concentration of many of our restaurants. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. Potential food safety incidents, whether at our restaurants or involving our business partners, could lead to wide public exposure and negative publicity, which could materially harm our business. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had material adverse impacts on their operations, and we cannot assure you that we could avoid a similar impact upon the occurrence of a similar incident at one of our restaurants. Additionally, even if food-borne illnesses were not identified at our restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains were highly publicized.

Finally, although we have followed industry standard food safety protocols in the past and have endeavored to continually enhance our food safety procedures to ensure that our food is as safe as it can possibly be, we may still be at a higher risk for food-borne illness occurrences than some competitors due to our greater use of fresh, unprocessed produce and meats, our reliance on employees cooking with traditional methods rather than automation, and our avoidance of frozen ingredients.

The financial performance of our franchisees can have a material adverse effect on our business, financial condition and results of operations.

As 22% of our system-wide restaurants were franchised as of December 26, 2021 and December 27, 2020, our results of operations are dependent in part upon the operational and financial success of our franchisees. While we are responsible for ensuring the success of our system-wide restaurants and for taking a long-term view with respect to system-wide improvements, our franchisees have individual business strategies and objectives, which may conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed or close their restaurants, it could result in reduced franchise revenues, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited control with respect to the operations of our franchisees, which could have a material adverse effect on our business, financial condition and results of operations.
Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of the franchised restaurants. We provide training and support to franchisees, and set and monitor operational standards and guidelines, however, because we do not have day-to-day control over the franchisees, we cannot give assurance that the franchisees operate restaurants in a manner consistent with our standards, guidelines and requirements, or hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain good relationships with our franchisees due to conflicts of interest or otherwise, revenues could decrease and we may be unable to expand our presence in certain markets.

Our franchisees pay us fees pursuant to our franchise agreements. The viability of our franchise business depends on our ability to maintain good relationships with our franchisees. If we are unable to maintain good relationships with our franchisees, we may be unable to renew franchise agreements, which would result in a decrease in our franchise revenues and our presence in certain markets, which could have a material adverse effect on our business, financial condition and results of operations.

Franchisees, as independent business operators, may from time to time disagree with us on our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchisee/franchisor relationship. In addition, franchise agreements require us and our franchisees to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. As a result, at any given time, we may be in disputes with one or more of our franchisees. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchisees will be diverted from our restaurants, which could, even if we prevail, have a material adverse effect on our business, financial condition and results of operations.

We have a limited number of suppliers and distributors for several of our frequently used ingredients. If our suppliers or distributors are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.

We contract with one distributor, which we refer to as our “broad line” distributor, to provide virtually all of our food distribution services in the United States. As of December 26, 2021, we utilized 15 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broad line distributor can supply the restaurants affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire or extreme adverse weather conditions such as storms, floods, severe thunderstorms and hurricanes, were to occur at the distribution center that services the concentration of our restaurants located in Florida, we would be at immediate risk of product shortages because that distribution center supplies 30% of our company-owned restaurants as of December 26, 2021, which collectively represented 31% of our restaurant sales for 2021. The other 14 distribution centers collectively supply the other 70% of our company-owned restaurants, which represented the remaining 69% of our sales.
As of December 26, 2021, we purchased substantially all of our pork from two suppliers, substantially all of our eggs from two suppliers and the majority of our avocados from one supplier. We purchase these ingredients pursuant to purchase orders at prevailing market or negotiated contract prices and are not limited by minimum purchase requirements. We also purchased all of our coffee from one supplier. The cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our restaurants or distribution centers due to problems in production or distribution, inclement weather, unanticipated demand or other conditions may materially and adversely affect our results of operations while we establish alternative supplier and distribution channels, all of which may materially and adversely affect our results of operations while we establish these alternate supplier and distribution channels. Accordingly, although we believe that alternative supply and distribution sources are available, there can be no assurance that we will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our existing suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, if our suppliers or distributors fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 pandemic or other infectious diseases. If our suppliers’ employees are unable to work or our suppliers’ operations are disrupted due to the COVID-19 pandemic, we and our franchisees could face shortages of food items or other supplies, and our and our franchisees’ operations and sales could be materially adversely impacted by such supply interruptions. If that were to occur, we may not be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.

More generally, we are subject to additional risks related to the increases to energy or transportation costs. Energy prices are in turn subject to significant volatility caused by, among other things, market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, geopolitical developments, and other world events, as well as climate change related conditions discussed above. For instance, the Russia-Ukraine conflict could adversely impact, among other things, our raw material, energy and transportation costs, as well as certain of our suppliers, global and local macroeconomic conditions, and cause further supply chain disruptions.

Our system-wide restaurant base is geographically concentrated in the southeast portion of the United States, and we could be negatively affected by conditions specific to that region.
Our restaurants in the southeast portion of the United States represented approximately 42% of our system-wide restaurants as of December 26, 2021. Our restaurants in Florida represented approximately 24% of our system-wide restaurants as of December 26, 2021. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the southeast portion of the United States have had, and may continue to have, material adverse effects on our business, financial condition and results of operations. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a national footprint.
Damage to our reputation and negative publicity could have a material adverse effect on our business, financial condition and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets, and will be critical to our success as we enter into new markets. Any incident that erodes consumer loyalty to our brand could significantly reduce its value and damage our business. We may be adversely affected by negative publicity relating to food quality, the safety, sanitation and welfare of our restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, employee relationships and welfare or other matters at one or more of our restaurants. Any publicity relating to health concerns, perceived or specific outbreaks of the COVID-19 pandemic or other infectious diseases attributed to one or more of our restaurants, or non-compliance with COVID-19 related government restrictions imposed by federal, state and local governments could result in a significant decrease in customer traffic in all of our restaurants and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, similar negative publicity or occurrences with respect to other restaurants or other restaurant chains could also decrease our customer traffic and have a similar material adverse effect on our business. In addition, incidents of restaurant commentary have increased dramatically with the proliferation of social media platforms. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held responsible. In addition, the negative impact of adverse publicity may extend far beyond the restaurant involved, especially due to the high geographic concentration of many of our restaurants, and affect some or all our other restaurants, including our franchise-owned restaurants. The risk of negative publicity is particularly great with respect to our franchise-owned restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis and negative publicity from our franchised restaurants may also significantly impact company-owned restaurants. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our business, financial condition and results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse effect on our business, financial condition and results of operations.

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, chat platforms, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, especially since the beginning of the COVID-19 pandemic, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with customers and brand relevance, particularly given the rise in digital orders by customers at home due to the COVID-19 pandemic. We also continue to invest in other digital marketing initiatives that allow us to reach our customers across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition. Additionally, negative commentary regarding our restaurants, our food or our service may be posted on our website or social media platforms and may be adverse to our reputation or business. This harm may be immediate, without affording us an opportunity for redress or correction.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Information Technology and Intellectual Property
Information technology system failures or breaches of our network security could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

We and our franchisees rely heavily on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any actual or perceived breach in the security of our information technology systems or those of our franchisees and third-party service providers could lead to damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and a significant theft, loss, disclosure, modification or misappropriation of, or access to, guests’, employees’, third parties’ or other proprietary data or other breach of our information technology systems could subject us or our franchisees to litigation or to actions by regulatory authorities. Furthermore, before and during the COVID-19 pandemic, at various times we have allowed certain of our team members in our corporate headquarters to work from home. The significant increase in remote working, particularly for an extended period of time, could increase certain risks to our business, including an increased risk of cybersecurity events, vulnerability of our systems and improper dissemination of confidential or personal information, if our physical and cybersecurity measures or our corporate policies are not effective. The costs to us to eliminate any of the foregoing cybersecurity vulnerabilities or to address a cyber-incident could be significant and have a material adverse impact on our business, financial condition and results of operations.

The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial or degradation of service attacks, malware or ransomware), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate regulated, protected, or personally identifiable information, and may purposefully or inadvertently cause a breach involving or compromise of such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us or our franchisees, and our respective security measures, as well as those of our technology vendors, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach or compromise. There is no assurance that any security procedures or controls that we or our third-party providers have implemented will be sufficient to prevent data-security related incidents from occurring.

We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted or existing security breaches or failures and their consequences. As data security-related threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. We could be forced to expend significant financial and operational resources in responding to a security breach, including investigating and remediating any information security vulnerabilities, defending against and resolving legal and regulatory claims and complying with notification obligations, all of which could divert resources and the attention of our management and key personnel away from our business operations and adversely affect our business, financial condition and results of operations. In addition, our remediation efforts may not be successful and we could be unable to implement, maintain and upgrade adequate safeguards.

We are continuing to expand, upgrade and develop our information technology capabilities. If we are unable to successfully upgrade or expand our technological capabilities, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures.

Failure to comply with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection, could have a material adverse effect on our business, financial condition and results of operations.

Our business requires the collection, transmission and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we and our franchisees maintain, and in those maintained by our third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information.

Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. For example, we are subject to industry requirements such as the Payment Card Industry Data Security Standard, or PCI-DSS, as well as certain other industry standards. Any failure to comply with these rules and/or requirements could significantly harm our brand, reputation, business and results of operations, and in the case of PCI-DSS, could result in monetary penalties and/or the exclusion from applicable card brands. We also rely on independent service providers for payment processing, including payments made using credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed.

We rely on a variety of marketing and advertising techniques, including email communications, affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, promotions and partnerships, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of digital marketing, which we rely upon to attract new customers. We are, and may increasingly become, subject to other various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding and are subject to potentially differing interpretations. Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the definition of “personal information” or “personal data” under newer privacy laws is much broader than the definition of “personally identifiable information” that appears in older privacy laws, and many jurisdictions have or will soon enact new privacy laws. Specifically, certain states in which we operate or may operate in the future have enacted or may soon enact comprehensive privacy laws that may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than current federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. The California Consumer Privacy Act (“CCPA”), for example, requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which was passed in November 2020 and is fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia and Colorado recently enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of evolving laws and regulations in this area could expose us and our franchisees to financial penalties and legal liability. Our and our franchisees’ systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so.

Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Many applications and other devices allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, have a material adverse effect on our business, financial condition and results of operations.

We face potential liability with our gift cards under the property laws of some states.

Our gift cards, which may be used to purchase food and beverages in our restaurants, may be considered stored value cards by certain states in accordance with their abandoned and unclaimed property laws. These laws could require a company to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive; however, we are not required to remit any amounts relating to unredeemed gift cards to states as that obligation has been assumed by the third-party issuer of the gift cards. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote and that recognition is appropriate based on governing state statutes.

The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our consolidated financial statements. If we are required to materially increase the estimated liability recorded in our consolidated financial statements with respect to unredeemed gift cards, our financial condition and results of operations could be adversely affected.

The failure to enforce and maintain our trademarks and protect our other intellectual property could have a material adverse effect on our business, including our ability to establish and maintain brand awareness.

We have registered First Watch® and certain other names, logos and slogans used by our restaurants as trademarks or service marks with the USPTO. The First Watch® trademark is also registered in Canada. In addition, the First Watch logo, website domain name and Facebook, Instagram and Twitter accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be negatively affected, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all the steps we have taken to protect our intellectual property in the United States will be adequate.

We or our suppliers maintain the seasonings and additives for our menu items, as well as certain standards, specifications and operating procedures, as trade secrets or confidential information. We may not be able to prevent the unauthorized disclosure or use of our trade secrets or confidential information, despite the existence of confidentiality agreements and other measures. If any of our trade secrets or information were to be disclosed to or independently developed by a competitor, it could have a material adverse effect on our business, financial condition and results of operations.

Litigation with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks, trade names and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in our intellectual property were invalidated or deemed unenforceable, we may not be able to prevent third parties from using such intellectual property or similar intellectual property to compete with us, which, in turn, could lead to a decline in our brand and the goodwill associated therewith and the results of operations. If our intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims. We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations regardless of whether we are able to successfully enforce our rights.

Risks Related to Employees and the Workforce

We depend on our executive officers and certain other key employees, the loss of whom could have a material adverse effect on our business, financial condition and results of operations.

We rely upon the accumulated knowledge, skills and experience of our executive officers and certain other key employees. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. If our executive officers were to leave us or become incapacitated, it might negatively impact our planning and execution of business strategy and operations. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified executive personnel. There is a high level of competition for experienced, successful executive personnel in our industry. Our inability to meet our executive staffing requirements in the future could have a material adverse effect on our business, financial condition and results of operations.

Our inability to identify qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified managers and employees to meet the needs of our existing restaurants and to staff new restaurants. A sufficient number of qualified individuals to fill these positions may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, could have a material adverse effect on our business, financial condition and results of operations. Any such inability could also delay the planned openings of new restaurants and could adversely impact our existing restaurants. The inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in restaurant openings could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has created staffing complexities for us and other restaurant operators, including among others a decreased applicant pool for all positions, safety concerns, and ongoing staff call-outs and exclusions due to illness. The COVID-19 pandemic has also resulted in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. Furthermore, due to the COVID-19 pandemic, we could experience a shortage of labor for restaurant positions as concern over exposure to COVID-19, any shortage of either fully vaccinated workers or those who are able to produce a negative test result and other factors could decrease the pool of available qualified talent for key functions. In addition, our existing wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic and the highly competitive wage pressure resulting from the labor shortage, may be insufficient to attract and retain the best talent. Our failure to recruit and retain new restaurant employees in a timely manner or higher employee turnover levels all could affect our ability to open new restaurants and grow sales at existing restaurants, and we may experience higher than projected labor costs.

Failure to maintain our corporate culture as we grow could have a material adverse effect on our business, financial condition and results of operations.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain the innovation, teamwork, passion and focus on execution that we believe are important aspects of our corporate culture. Any failure to preserve our culture could negatively impact our operations, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have a material adverse effect on our business, financial condition and results of operations.

Unionization activities may disrupt our operations and increase our costs.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Legal and Regulatory Risks
Matters relating to employment and labor law could have a material adverse effect on our business, financial condition and results of operations and restaurant companies have been the target of class action lawsuits and other proceedings alleging violations of workplace and employment laws. Proceedings of this nature are costly, divert management attention and, if successful could result in our payment of substantial damages or settlement costs.

Various federal and state labor laws govern our relationships with our employees. Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, employment eligibility verification requirements, workers’ compensation rates, overtime, family leave, working conditions, safety standards, immigration status, unemployment tax rates, state and local payroll taxes, federal and state laws which prohibit discrimination, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws, including mandated increases in minimum wages, changes in exempt and non-exempt status, or mandated benefits such as health insurance could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. Moreover, employment and labor claims asserted against franchisees may at times be made against us as a franchisor. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we or our franchisees are unable to properly identify unauthorized workers, such workers will be subject to deportation and may subject us to fines or penalties. If any of our workers are found to be unauthorized, we could experience adverse publicity that may negatively impact our brand, disrupt our operations, make it more difficult to hire and keep qualified employees, cause temporary increases in our labor costs as we train new employees and result in adverse publicity.

We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.

Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could have a material adverse effect on our business, financial condition and results of operations. In addition, such allegations could result in adverse publicity and negatively impact our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

If we and our franchisees face labor shortages or increased labor costs or health care costs, it could have a material adverse effect on our business, financial condition and results of operations.

Labor is a primary component in the cost of operating our restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee-turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. Additionally, we operate in states and localities where the minimum wage is significantly higher than the federal minimum wage and in such areas our staff members receive minimum compensation equal to the state’s or locality’s minimum wage. In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers. We rely on our employees to accurately disclose the full amount of their tip income, and we base our Federal Insurance Contributions Act tax reporting on the disclosures provided to us by such employees. Increases in the tip credit minimum wage in these states or localities, or under federal law, may have a material adverse effect on our labor costs, and our financial performance. Increases in federal or state minimum wage may also result in increases in the wage rates paid for non-minimum wage positions. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our operating margins would be negatively affected. If menu prices are increased by us or our franchisees to cover increased labor costs, the higher prices could adversely affect demand for our menu items, resulting in lower sales and decreased franchise revenues.

We are exposed to risks associated with leasing property subject to long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

Many of our restaurant leases are non-cancelable and typically have initial terms of 10 years, providing for two to four renewal options of five years each as well as rent escalations. Generally, our leases are triple-net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases, and additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. Even if we close a restaurant, we are required to perform our obligations under the applicable lease, which could include, among other things, a payment of the base rent, property taxes, insurance and common area maintenance costs for the balance of the lease term, which would impact our profitability. In addition, as leases expire for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to negotiate renewals, either on commercially acceptable terms or at all. As a result, we may close or relocate the restaurant, which could subject us to construction costs related to leasehold improvements and other costs and risks. Additionally, the revenues and profit, if any, generated at a relocated restaurant may not equal the revenues and profit generated at the existing restaurant.

Our business is subject to risks related to our sale of alcoholic beverages.

We serve alcoholic beverages at our restaurants. Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcoholic beverages manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could have a material adverse effect on our business, financial condition and results of operations.

We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have a material effect on our business, financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

We are subject to many federal, state and local laws with which compliance is both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to the environment, building and zoning requirements and those relating to the preparation and sale of food. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our results of operations. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

The development and operation of our restaurants depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (“FSMA”), signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these requirements, we anticipate that the requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business. We may be required to incur additional time and resources to comply with new food safety requirements made under FSMA or other federal or state food safety regulations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, many applicable laws could require us to expend significant funds to make modifications to our restaurants or operations to comply with such laws. Compliance with these laws can be costly and may increase our exposure to litigation or governmental investigations or proceedings.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Risks Related to Accounting and Financial Reporting Matters

Changes in accounting principles applicable to us could have a material adverse effect on our financial condition and results of operations.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial condition and results of operations, and could affect the reporting of transactions completed before the announcement of a change.

An impairment in the carrying value of our goodwill or indefinite-lived intangible assets could have a material adverse effect on our financial condition and results of operations.

As of December 26, 2021, we had $345.2 million of goodwill and $137.8 million of indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. We performed a qualitative annual impairment assessment of goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2021. Based on the results of the qualitative assessment, which considered improvements in financial performance, as well as the improved overall operating environment, no indicators of impairment were identified and no impairment was recognized in 2021.

We cannot accurately predict the amount and timing of any impairment of assets and an impairment test in the future may indicate that an impairment has occurred. In the event that the book value of goodwill or other indefinite-lived intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment and could have a material adverse effect on our financial condition and results of operations. See Note 6, Goodwill and Note 7, Intangible Assets, Net in the notes to the accompanying consolidated financial statements within this Annual Report on Form 10-K for additional information.

Changes to estimates related to our long-lived assets and definite-lived intangible assets or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment losses on certain long-lived assets, which may adversely affect our results of operations.

Changes to estimates related to our property, fixtures and equipment and definite-lived intangible assets or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment losses or accelerate the amortization on certain long-lived assets, which may adversely affect our financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting, which could result in us failing to prevent or detect material misstatements of our consolidated financial statements due to error or fraud. If our remediation of the material weaknesses is not effective, or if we otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which, in turn, could negatively impact the market value of our common stock.

As a newly public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”) in accordance with the rules and regulations of the SEC, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report after our IPO. In addition, under Section 404 our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting in the future to the extent that we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). To achieve compliance with the rules and regulations of the SEC within the prescribed period, we will need to continue to dedicate internal resources, engage outside consultants and continue to execute on a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue taking steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective.

In connection with the preparation of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

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

•We did not design and maintain effective controls over the accounting for income taxes over the recording of deferred income taxes and the assessment of the realization of deferred tax assets. This material weakness resulted in adjustments to the income tax benefit, deferred taxes, goodwill, and liabilities in our fiscal 2018 consolidated financial statements, which were recorded prior to issuance. This material weakness also resulted in immaterial adjustments to the income tax benefit and deferred taxes and related disclosures in the fiscal 2017 and 2019 consolidated financial statements, which were corrected in the fiscal 2019 and 2020 consolidated financial statements, respectively. This material weakness also resulted in adjustments to the income tax expense and deferred taxes in our fiscal 2021 consolidated financial statements, which were recorded prior to issuance.

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

Additionally, each of the aforementioned material weaknesses could result in a misstatement of the consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

While we believe that these measures will improve our internal control over financial reporting, the implementation of these measures is ongoing, and we cannot assure you that we will be successful in doing so or that these measures will significantly improve or remediate the material weaknesses described above. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. We also cannot assure you that there will not be any additional material weaknesses in our internal control over financial reporting in the future.

We are working to remediate the material weaknesses. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing a remediation plan; however, these remediation measures will be time consuming and will place significant demands on our financial and operational resources.
We may not be able to remediate any material weaknesses prior to the deadline imposed by the rules and regulations of the SEC for management’s assessment of internal control over financial reporting. The failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations. In the event that we are not able to successfully remediate the existing material weaknesses in our internal control over financial reporting or identify additional material weaknesses, or if our internal control over financial reporting is perceived as inadequate or it is perceived that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our results of operations, the price of our common stock could decline, we could become subject to investigations by Nasdaq, the SEC or other regulatory agencies, which could require additional financial and management resources, or our common stock may not be able to remain listed on Nasdaq.

Risks Related to Our Indebtedness

We might require additional capital to support business growth and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to open additional restaurants, develop new menu items or enhance our existing menu items, and enhance our operating infrastructure. Accordingly, we may need to engage in equity or debt financings to secure additional funds. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Our total principal amount of debt outstanding, excluding finance lease liabilities, financing obligations and unamortized debt discount and deferred issuance costs as of December 26, 2021 was $100.0 million. Our indebtedness could have significant effects on our business, such as:

•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our financial condition and results of operations.

Pursuant to our new credit agreement dated as of October 6, 2021 (the “New Credit Agreement”), which provides for (i) a $100 million term loan A facility (the “New Term Facility”) and (ii) a $75 million revolving credit facility (the “New Revolving Credit Facility”) and together with the New Term Facility, the “New Facilities”), we are required to maintain, on a consolidated basis, both (a) a maximum total rent adjusted net leverage ratio of (i) consolidated total net debt to (ii) consolidated EBITDA plus consolidated cash rental expense with certain adjustments and (b) a minimum fixed charge coverage ratio of (i) consolidated EBITDA plus consolidated cash rental expense with certain adjustments to (ii) consolidated fixed charges, in each case, as set forth in the New Credit Agreement and tested as of the last day of each fiscal quarter (commencing with the fiscal quarter ending March 27, 2022). Our ability to borrow under the New Revolving Credit Facility is subject to the absence of a default or event of default under the New Credit Agreement, including our compliance with these financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to comply with the financial covenants. We cannot assure you that we will comply with the financial covenants in the future, or that our lenders will waive any failure to comply with the financial covenants.

The failure to comply with the covenants under our New Credit Agreement or the volatile credit and capital markets could have a material adverse effect on our financial condition.

Our ability to manage our debt is dependent on our level of positive cash flow from company-owned and franchise-owned restaurants. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to comply with the covenants under the New Credit Agreement for our New Facilities or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

The interest rates of loans under our New Credit Agreement are priced using a spread over LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate for the New Facilities under our New Credit Agreement such that the interest due to the applicable lenders with respect to a term loan or revolving loan under our New Facilities is calculated using LIBOR plus an applicable spread above LIBOR. On
July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On December 31, 2021, all LIBOR settings for all 1-week and 2-month U.S.
dollar LIBOR settings ceased to be provided and the remaining U.S. dollar LIBOR settings will no longer be provided after
June 30, 2023. The Alternative Reference Rates Committee, a steering committee convened by the U.S. Federal Reserve Board and comprised of large U.S. financial institutions, recommended the Secured Overnight Financing Rate as an alternative to
LIBOR. The New Credit Agreement contains LIBOR fallback language, pursuant to which the New Credit Agreement may be amended to replace LIBOR with a Secured Overnight Financing Rate or another alternate benchmark rate upon the occurrence of certain LIBOR cessation events. At this time, due to evolving market for accepted alternatives to LIBOR, it is difficult to predict the effect of any such alternatives on our liquidity, interest expense, or the value of the New Facilities.

Risks Related to Our Company and Organizational Structure

The interests of Advent may conflict with our interests or the interests of the holders of our common stock in the future.

Advent engages in a range of investing activities, including investments in restaurants and other consumer-related companies in particular. In the ordinary course of its business activities, Advent may engage in activities where its interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Advent in certain corporate opportunities. Accordingly, the interests of Advent may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Advent and inaction on our part could have a material adverse effect on our business, financial condition and results of operations. In addition, Advent may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to you, such as debt-financed acquisitions.

First Watch Restaurant Group, Inc. is a holding company with no operations and relies on its operating subsidiaries to provide it with funds necessary to meet its financial obligations and to pay dividends.

First Watch Restaurant Group, Inc. is a holding company with no material direct operations. First Watch Restaurant Group, Inc.’s principal assets are the equity interests it indirectly holds in its operating subsidiaries which own our operating assets. As a result, First Watch Restaurant Group, Inc. is dependent on loans, dividends and other payments from its operating subsidiaries to generate the funds necessary to meet its financial obligations and to pay dividends on its common stock. Its subsidiaries are legally distinct from First Watch Restaurant Group, Inc. and may be prohibited or restricted from paying dividends, including pursuant to the restrictions contained in our New Credit Agreement, or otherwise making funds available to us under certain conditions. Although First Watch Restaurant Group, Inc. does not expect to pay dividends on its common stock for the foreseeable future, if it is unable to obtain funds from its subsidiaries, it may be unable to, or its board of directors (the “Board”) may exercise its discretion not to, pay dividends.

Our management does not have experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

As a newly public company, we are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team does not have significant experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. If our internal infrastructure is inadequate, we are unable to engage outside consultants at a reasonable rate or attract talented employees to perform these functions or are otherwise unable to fulfill our public company obligations, it could have a material adverse effect on our business, financial condition and results of operations.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We may take advantage of some of these exemptions. If we do, we do not know if some investors will find our common stock less attractive as a result. The result may be a less-active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We could remain an emerging growth company for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. Among other things, these provisions:

•provide for a classified Board with staggered three-year terms;
•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•delegate the sole power of a majority of the Board to fix the number of directors;
•provide the power of our Board to fill any vacancy on our Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•authorize the issuance of “blank check” preferred stock without any need for action by stockholders;
•eliminate the ability of stockholders to call special meetings of stockholders; and
•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, our New Facilities impose, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. Thereunder, the occurrence of a change of control transaction could constitute an event of default permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

The foregoing factors, as well as the significant common stock ownership by Advent could impede a merger, takeover, or other business combination, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and designates the federal district courts of the United States of America as the sole and exclusive forum for claims arising under the

Securities Act of 1933, as amended, which, in each case, could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or other stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if the Court of Chancery lacks jurisdiction, a state court located within the State of Delaware or the federal district court for the District of Delaware, shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on behalf of the Corporation; (b) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder of the Corporation to the Corporation or the Corporation’s stockholders; (c) action asserting a claim arising under any provision of the Delaware General Corporation Law (the “DGCL”) or this Certificate or the Bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) action asserting a claim governed by the internal affairs doctrine. For the avoidance of doubt, our amended and restated certificate of incorporation also provides that the foregoing exclusive forum provision does not apply to actions brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.
Our amended and restated certificate of incorporation also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States of America.

To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Future offerings of debt or equity securities by us may have a material adverse effect on the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or by offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock.

Any future debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Moreover, if we issue debt securities, the debt holders would have rights to make claims on our assets senior to the rights of our holders of our common stock. The issuance of additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may have a material adverse effect on the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Advent indirectly beneficially owns approximately 79% of our outstanding common stock. As a result, Advent beneficially owns shares sufficient for majority votes over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Advent may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Advent may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

As a controlled company, we are not subject to all of the corporate governance rules of Nasdaq.

We are considered a “controlled company” under the rules of Nasdaq. Controlled companies are exempt from the corporate governance rules requiring that listed companies have (i) a majority of the Board consist of “independent” directors under the listing standards of Nasdaq, (ii) independent director oversight of director nominations and (iii) a compensation committee composed entirely of independent directors. Although we are eligible to use some or all of these exemptions, our Board is comprised of a majority of independent directors, and our nominating and corporate governance committee and compensation committee consists entirely of independent directors. However, if we are to use some or all of these exemptions in the future, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock because we intend to use cash flow generated by operations to grow our business. Our New Credit Agreement for our New Facilities restricts our ability to pay cash dividends on our common stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our quarterly results of operations may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly results of operations may fluctuate due principally to seasonal factors and the timing of holidays. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and same-restaurant sales growth for any particular future period may decrease. In addition, as we expand our number of restaurants in cold weather climates, the seasonality of our business may be amplified. In the future, results of operations may fall below the expectations of securities analysts and investors. In that event, the price of our common stock could be adversely impacted.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Of our issued and outstanding shares, all the common stock sold in our initial public offering is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 79% of our outstanding common stock is indirectly beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

In connection with our IPO, we and our officers, directors and the holders of substantially all of our outstanding capital stock and other securities as of immediately prior to the IPO have agreed subject to specified exceptions, not to directly or indirectly:

•sell, offer, contract or grant any option to sell (including any short sale), pledge, transfer, establish an open “put equivalent position” within the meaning of Rule 16a-1(h) under the Exchange Act, or
•otherwise dispose of any shares of common stock, options or warrants to acquire shares of common stock, or securities exchangeable or exercisable for or convertible into shares of common stock currently or hereafter owned either of record or beneficially, or
•publicly announce an intention to do any of the foregoing without the prior written consent of the representatives of the underwriters.

These restrictions terminate after the close of trading of the common stock on and including March 29, 2022, the 180th day after the date of the final prospectus for our initial public offering. The representatives of the underwriters may, in their sole discretion and at any time or from time to time before the termination of the 180-day period release all or any portion of the securities subject to lock-up agreements.

The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with the First Watch Restaurant Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”) and the First Watch Restaurant Group, Inc. 2017 Omnibus Equity Incentive Plan (the “2017 Equity Plan”) will dilute all other stockholdings.

We have an aggregate of 232,508,151 shares of common stock authorized but unissued and not reserved for issuance under the 2021 Equity Plan and 2017 Equity Plan. We may issue all these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with the 2021 Equity Plan or the 2017 Equity Plan would dilute the ownership percentage held by existing stockholders.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies, which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing requirements of Nasdaq, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly, particularly after we cease to be an emerging growth company. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or our Board committees or as executive officers. Our management and other personnel will devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we have and will need to continue to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff or outsourcing certain functions to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our results of operations.

We are subject to income taxes in various U.S. jurisdictions. We record tax expense based on our estimates of future payments, which may in the future include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors including, but not limited to, changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates.

The U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business.

Item 1B. Unresolved Staff Comments

None
Item 2. Properties
We lease all our company-owned restaurant facilities. As of December 26, 2021, we had 341 company-owned restaurants and 94 franchise-owned restaurants located in 28 states, including a large presence in Florida, Texas, Ohio and Arizona. As of December 26, 2021, company-owned and franchise-owned restaurants by jurisdiction were:

State	Company-owned	Franchise-owned	Total
Alabama	4	—	4
Arizona	27	—	27
Arkansas	—	3	3
Colorado	18	—	18
Delaware	1	—	1
Florida	102	4	106
Georgia	14	1	15
Illinois	3	—	3
Indiana	4	1	5
Kansas	10	—	10
Kentucky	2	10	12
Louisiana	—	1	1
Maryland	8	—	8
Michigan	7	—	7
Mississippi	—	1	1
Missouri	15	7	22
Nebraska	—	6	6
New Jersey	5	—	5
North Carolina	3	23	26
Ohio	35	—	35
Pennsylvania	15	—	15
South Carolina	—	5	5
Tennessee	12	8	20
Texas	40	16	56
Utah	—	1	1
Virginia	16	3	19
West Virginia	—	1	1
Wisconsin	—	3	3
TOTAL	341	94	435

Item 3. Legal Proceedings
We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

Item 4. Mine Safety Disclosures

None

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on Nasdaq under the symbol “FWRG.”

Holders

As of March 21, 2022, there were 35 shareholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in nominee or “street name" accounts through brokers.

Dividends

We do not currently intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends. Additionally, our ability to pay dividends is currently restricted by the terms of our New Credit Agreement.

We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends and distributions and other transfers from our subsidiaries.

In addition, under Delaware law, our Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Any future determination to pay dividends will be at the discretion of our Board and will take into account: (i) restrictions in our debt instruments, including our New Credit Agreement; (ii) general economic business conditions; (iii) our earnings, financial condition, and results of operations; (iv) our capital requirements; (v) our prospects; (vi) legal restrictions; and (vii) such other factors as our Board may deem relevant.

Issuer Purchases of Equity Securities

None.

Cumulative Stock Performance Graph

The following graph compares the cumulative annual stockholders return on our common stock from October 1, 2021, the date our common stock began trading on Nasdaq, through December 26, 2021, to that of the total return index for the Nasdaq Composite Index and the S&P Restaurants Index assuming an investment of $100 on October 1, 2021. The graph uses the closing market price on October 1, 2021 of $22.13 per share as the initial value of our common stock. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	October 1, 2021	December 26, 2021
First Watch Restaurant Group, Inc.	$100.00	$72.16
Nasdaq Composite Index	$100.00	$107.62
S&P Restaurants Index	$100.00	$84.95

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our industry outlook, our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will," “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

These statements are based on current expectations and are subject to numerous risks and uncertainties. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award winning chef-driven menu includes elevated executions of classic favorites for breakfast, lunch and brunch. In 2021, First Watch was recognized as FSR Magazine’s Best Menu and as the fastest-growing full-service restaurant company based on unit growth. The Company is majority owned by Advent, one of the world’s largest private-equity firms.

The Company does not operate outside of the United States. The Company operates and franchises restaurants in 28 states under the “First Watch” trade name and as of December 26, 2021, the Company had 341 company-owned restaurants and 94 franchise-owned restaurants. On October 1, 2021, the Company’s common stock began trading on Nasdaq under the ticker symbol “FWRG.”

We use a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. Our fiscal quarters are comprised of 13 weeks each, except for fiscal years consisting of 53 weeks for which the fourth quarter will consist of 14 weeks, and end on the 13th Sunday of each quarter (14th Sunday of the fourth quarter, when applicable). All references to 2021, 2020, and 2019 reflect the results of the 52-week fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively. We report financial and operating information in one segment.

Key Performance Indicators

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to evaluate performance and assess the growth of our business as well as the effectiveness of our marketing and operational strategies.

New Restaurant Openings (“NROs”): the number of new company-owned First Watch restaurants commencing operations during the period. Management reviews the number of new restaurants to assess new restaurant growth and company-owned restaurant sales.

Franchise-owned New Restaurant Openings (“Franchise-owned NROs”): the number of new franchise-owned First Watch restaurants commencing operations during the period.

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019 there were 269, 212 and 168 restaurants in our Comparable Restaurant Base, respectively. There were 210 restaurants in the two-year Comparable Restaurant Base. An increase in same-restaurant sales growth is the result of increased restaurant traffic, increased average customer check or a combination of the two. We gather daily sales data and regularly analyze the customer traffic counts and the mix of menu items sold to aid in developing menu pricing, product offerings and promotional strategies designed to produce sustainable same-restaurant sales growth. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

Same-Restaurant Traffic Growth: the percentage change in traffic counts as compared to the same period in the prior year using the Comparable Restaurant Base. Measuring our same-restaurant traffic growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors because an increase in same-restaurant traffic provides an indicator as to the development of our brand and the effectiveness of our marketing strategy.

Average Unit Volume (“AUV”): the total restaurant sales (excluding gift card breakage) recognized in the Comparable Restaurant Base, divided by the number of restaurants in the Comparable Restaurant Base during the period. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

System-wide restaurants: the total number of restaurants, including all company-owned and franchise-owned restaurants.

System-wide sales: consists of restaurant sales from our company-owned restaurants and franchise-owned restaurants. We do not recognize the restaurant sales from our franchise-owned restaurants as revenue. See Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements for a description of our revenue recognition policy.

Adjusted EBITDA: represents Net income (loss) before depreciation and amortization, interest expense and income taxes, and items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of Net income (loss), the most directly comparable measure in accordance with accounting principles generally accepted in the United States of America (“GAAP”) measure, to Adjusted EBITDA, included in the section Non-GAAP Financial Measures, herein.

Adjusted EBITDA Margin: represents Adjusted EBITDA as a percentage of total revenues.

Restaurant Level Operating Profit: represents restaurant sales, less restaurant operating expenses, which include food and beverage costs, labor and other related expenses, other restaurant operating expenses, pre-opening expenses and occupancy expenses. Restaurant level operating profit excludes corporate-level expenses and other items that we do not consider in the evaluation of the ongoing core operating performance of our restaurants as identified in the reconciliation of Income (Loss) from operations, the most directly comparable GAAP measure, to Restaurant level operating profit, included in the section Non-GAAP Financial Measures, herein.

Restaurant Level Operating Profit Margin: represents Restaurant level operating profit as a percentage of restaurant sales.

Financial Highlights

During 2021, we experienced recovery of our in-restaurant dining sales and continued to build on the strength of our operating performance generating an increase in same-restaurant sales growth driven primarily by same-restaurant traffic growth.

Financial highlights for 2021 include the following:

•Total revenues grew to $601.2 million in 2021 from $342.4 million in 2020 ($436.4 million in 2019)
•System-wide sales increased 76.1% to $750.7 million in 2021 from $426.3 million in 2020 ($558.4 million in 2019)
•Same-restaurant sales growth of 63.0% relative to 2020 (14.3% relative to 2019)
•Same-restaurant traffic growth of 52.6% relative to 2020 ((0.5)% relative to 2019)
•Income from operations margin of 3.8% in 2021 compared to Loss from operations margin of (14.0)% in 2020 (Loss from operations margin of (8.7)% in 2019)
•Restaurant level operating profit margin(*) increased to 19.5% in 2021 from 8.4% in 2020 (17.4% in 2019)
•Net loss improved to $(2.1) million in 2021 compared to $(49.7) million in 2020 ($(45.5) million in 2019)
•Adjusted EBITDA(*) increased to $66.3 million in 2021 from $(5.7) million in 2020 ($38.1 million in 2019)
•Opened 31 system-wide restaurants in 2021, resulting in a year-end count of 435 system-wide restaurants (341 company-owned and 94 franchise-owned) across 28 states
___________________
* See “Non-GAAP Financial Measures,” herein

Customer and Supply Chain Developments

Total revenues in 2021 reflect the rapid pace at which customers returned to our restaurants. The year began with dining rooms that were approximately 62% utilized in January 2021, relative to 2019 levels. By the fourth quarter of 2021, our dining rooms were frequented by customers at a rate of nearly 90% of 2019 levels alongside increased off-premises sales. Furthermore, we generated average annual sales volumes of $1.8 million per restaurant as compared to $1.1 million in 2020 and $1.6 million in 2019. The result was same-restaurant sales growth of 63.0%, which was driven by same-restaurant traffic growth of 52.6%, Restaurant level operating profit of $115.4 million and Adjusted EBITDA of $66.3 million in 2021. During 2021, we also opened 31 new system-wide restaurants in 12 states.

The uneven recovery of the nation’s supply chain has, at times, threatened to interrupt the scheduled deliveries to our restaurants and the costs of certain of our raw materials experienced inflation. The Company is working closely with our suppliers and distribution partners to secure inventory and ensure these conditions do not materially impact our operations. During 2021, as a result of these measures, we were successful in offering our full menu throughout the year. Additionally, the hourly labor market has become increasingly competitive. First Watch continues to see the strength of our “You First” culture and the great appeal of our single-shift operating hours for employees.

Business Trends

First Watch’s operating model and distinctive menu offerings position the Company to capitalize on attractive long-term consumer trends, including:

•Increasing demand for fresh and healthy food – Our freshly made food, with high-quality, protein-rich ingredients, such as cage-free eggs and quinoa, aligns well with consumer trends towards healthier menus factoring into consumer restaurant choices.
•The rise of “on-demand” dining – The rise of the “gig” economy, flexible work hours and the growth of remote work, trends magnified by the COVID-19 pandemic, are enhancing demand for fast and flexible Daytime Dining for which traditional rigid breakfast and lunch dayparts were not designed.
•Increasing morning meal occasions – We believe that migration from dense urban to suburban areas, where most of our restaurants are located, and continued work-from-home routines will provide enhanced opportunities for increased traffic and brand awareness.

Our restaurant operations have been affected by COVID-19 related employee absences, as well as changes in the availability and cost of labor. In addition, we remain in regular contact with our key suppliers and to date we have not experienced significant disruptions in our supply chain; however, inflationary pressures and temporary shortages in equipment and other goods could increase and/or spread to more categories as the impacts of COVID-19, the Russia-Ukraine conflict, global unrest, and other factors continue to impact the global supply chain. Looking forward to 2022, we believe benefits from pricing actions and operating leverage from revenue growth and technology initiatives should offset, to some extent, inflationary pressures and potential increased costs.
Development Highlights

During 2021, the Company had a total of 31 new system-wide restaurants in 12 states. In addition, we relocated a company-owned restaurant and in the fourth quarter of 2021, we accelerated a planned closure of a company-owned restaurant which was nearing the end of the lease term. Furthermore, Management elected to terminate an agreement with a franchisee that owned three restaurants. At December 26, 2021, the Company had a total of 435 restaurants, which included both company-owned and franchise-owned restaurants.

	FISCAL YEAR 2021
	Company-owned	Franchise-owned	Total
Beginning of period	321	88	409
New restaurants	22	9	31
Relocations	(1)	—	(1)
Closures/Disenfranchised	(1)	(3)	(4)
End of period	341	94	435

We expect to open 30 to 35 company-owned restaurants and 8 to 13 franchise-owned restaurants during the fiscal year ending December 25, 2022 (“2022”).

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for 2021 and 2020. For a comparison of our results of operations and financial condition for 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus for our IPO filed on September 30, 2021.

The following table summarizes our results of operations and the percentages of items in our Consolidated Statements of Operations and Comprehensive Loss in relation to Total revenues or Restaurant sales for 2021 and 2020:

	FISCAL YEAR
(in thousands)	2021		2020
Revenues
Restaurant sales	$592,343	98.5%	$337,433	98.6%
Franchise revenues	8,850	1.5%	4,955	1.4%
Total revenues	601,193	100.0%	342,388	100.0%
Operating costs and expenses
Restaurant operating expenses(1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	134,201	22.7%	76,975	22.8%
Labor and other related expenses	189,167	31.9%	120,380	35.7%
Other restaurant operating expenses	94,847	16.0%	61,821	18.3%
Occupancy expenses	55,433	9.4%	49,450	14.7%
Pre-opening expenses	3,310	0.6%	3,880	1.1%
General and administrative expenses	70,388	11.7%	46,322	13.5%
Depreciation and amortization	32,379	5.4%	30,725	9.0%
Impairments and loss on disposal of assets	381	0.1%	315	0.1%
Transaction income, net	(1,156)	(0.2)%	(258)	(0.1)%
Total operating costs and expenses	578,950	96.3%	389,610	113.8%
Income (Loss) from operations	22,243	3.7%	(47,222)	(13.8)%
Interest expense	(20,099)	(3.3)%	(22,815)	(6.7)%
Other (expense) income, net	(1,774)	(0.3)%	483	0.1%
Income (Loss) before income taxes	370	0.1%	(69,554)	(20.3)%
Income tax (expense) benefit	(2,477)	(0.4)%	19,873	5.8%
Net loss and total comprehensive loss	$(2,107)	(0.4)%	$(49,681)	(14.5)%
______________________________
(1) As a percentage of Restaurant sales

Selected Operating Data

	FISCAL YEAR
	2021	2020	2019
System-wide sales (in thousands)	$750,674	$426,303	$558,397
System-wide restaurants	435	409	368
Company-owned	341	321	299
Franchise-owned	94	88	69
Same-restaurant sales growth	63.0%	(29.0)%	5.6%
Same-restaurant traffic growth	52.6%	(33.9)%	1.6%
AUV (in thousands)	$1,786	$1,119	$1,594
Income (Loss) from operations (in thousands)	$22,243	$(47,222)	$(37,556)
Income (Loss) from operations margin	3.8%	(14.0)%	(8.7)%
Restaurant level operating profit (in thousands) (1)	$115,404	$28,236	$74,530
Restaurant level operating profit margin (1)	19.5%	8.4%	17.4%
Net loss (in thousands)	$(2,107)	$(49,681)	$(45,472)
Net loss margin	(0.4)%	(14.5)%	(10.4)%
Adjusted EBITDA (in thousands) (2)	$66,301	$(5,744)	$38,099
Adjusted EBITDA margin (2)	11.0%	(1.7)%	8.7%
__________________________________________
(1) Reconciliations from Income (Loss) from operations and Income (Loss) from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, are set forth in the schedules within the section Non-GAAP Financial Measures, herein.
(2) Reconciliations from Net loss and Net loss margin, the most comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, are set forth in the schedules within the section Non-GAAP Financial Measures, herein.

Restaurant Sales

Restaurant sales represent the aggregate sales of food and beverages, net of discounts, at company-owned restaurants. Restaurant sales in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, customer traffic and average check. Average check growth is driven by our menu price increases and changes to our menu mix.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Restaurant sales:
In-restaurant dining sales	$452,989	$257,029	$195,960	76.2%
Third-party delivery sales	70,486	38,524	31,962	83.0%
Take-out sales	68,868	41,880	26,988	64.4%
Total Restaurant sales	$592,343	$337,433	$254,910	75.5%

The increase in restaurant sales during 2021 as compared to 2020 was mainly due to (i) $185.7 million of sales from the Comparable Restaurant Base, driven by same-restaurant traffic growth of 52.6% and an increase in average check per person, (ii) $69.6 million of sales from restaurants that are not in the Comparable Restaurant Base, of which $27.0 million was from our 22 NROs, (iii) menu price increases on third-party delivery sales.

During 2020, we enabled off-premises sales occasions (third-party delivery and take-out) with new availability and access to online ordering. Off-premises sales increased from $80.4 million 2020 to $139.4 million in 2021. Our off-premises sales of $34.4 million during the fourth quarter of 2021 was higher than our off-premises sales of $33.7 million during the same period in 2020, even as our in-restaurant dining traffic increased 49.1% compared to the same period in 2020 and rebounded to nearly 90% of pre-pandemic levels. Given that this volume of off-premises sales emerged during the COVID-19 pandemic, and the fact that our in-restaurant dining room occasions have not fully returned to pre-pandemic levels, we cannot be certain that similar volumes of off-premises occasions will continue. Menu price increases were implemented on third-party delivery sales to compensate for third-party delivery fees resulting in a relatively neutral margin on these sales as compared to in-restaurant dining sales.

Management did not raise menu prices for in-restaurant dining during 2021. However, we increased in-restaurant menu prices 3.9% in the first quarter of 2022 to partially offset the negative effects of inflationary costs.

Franchise Revenues

Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Franchise revenues:
Royalty and system fund contributions	$8,575	$4,615	$3,960	85.8%
Initial fees	275	340	(65)	(19.1)%
Total Franchise revenues	$8,850	$4,955	$3,895	78.6%

The increase in franchise revenues during 2021 as compared to 2020 was primarily due to the increase in sales as we continued to recover from the COVID-19 pandemic. Franchise revenues in 2021 includes $0.3 million recognized from nine Franchise-owned NROs.

Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Food and beverage costs	$134,201	$76,975	$57,226	74.3%
As a percentage of restaurant sales	22.7%	22.8%	(0.1)%

Food and beverage costs increased during 2021 as compared to the prior year primarily as a result of (i) increased restaurant sales and traffic as we continued to recover from the COVID-19 pandemic and (ii) $6.4 million of food and beverage costs from our 22 NROs, partially offset by (iii) COVID-19-related inventory write-offs of $0.6 million recognized in 2020.

Our commodity costs were relatively stable through the third quarter of 2021. However, late in the fourth quarter of 2021, we experienced increasing inflation in our market basket by more than 11.0%. In 2022, we anticipate inflation of 10.0% to 13.0% primarily driven by the increase in fuel costs as well as a few key items in our market basket, including bread, bacon and avocado.

Labor and Other Related Expenses
Labor and other related expenses are variable by nature and include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and employee benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, the number and performance of our company-owned restaurants and increased competition for qualified staff.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Labor and other related expenses	$189,167	$120,380	$68,787	57.1%
As a percentage of restaurant sales	31.9%	35.7%	(3.8)%

As a percentage of restaurant sales, the decrease in labor and other related expenses during 2021 to 31.9% from 35.7% during 2020 was primarily due to (i) leveraging of labor and other related expenses as restaurant sales and traffic increased, combined with COVID-19 related employee absences and changes in the availability of labor and (ii) health insurance costs for furloughed employees, net of employee retention credits, incurred in 2020, partially offset by (iii) restaurant wage rate increases.

The significant factors contributing to the increase in labor and other related expenses in 2021 as compared to 2020 were (i) the increase in restaurant sales and traffic, (ii) $9.7 million from our 22 NROs, (iii) $2.7 million from performance-related and discretionary bonuses and (iv) restaurant wage rate increases, partially offset by (v) $1.8 million in compensation expense and health insurance costs for furloughed employees, net of employee retention credits, incurred in 2020.

In 2022, we anticipate inflation of 8.0% to 10.0% for our restaurant labor cost.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance and third-party delivery services fees.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Other restaurant operating expenses	$94,847	$61,821	$33,026	53.4%
As a percentage of restaurant sales	16.0%	18.3%	(2.3)%
Other restaurant operating expenses as a percentage of restaurant sales was 2.3% lower than the prior year primarily due to leveraging increased restaurant sales.

The increase in other restaurant operating expenses during 2021 as compared to 2020 was primarily due to (i) the increase in credit card fees, supplies (including take-out packaging), utilities, repairs and maintenance and insurance expense totaling approximately $24.5 million driven by the increase in restaurant sales and traffic, as well as (ii) the increase in third-party delivery services fees of $7.7 million as a result of increased off-premises sales.

Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Occupancy expenses	$55,433	$49,450	$5,983	12.1%
As a percentage of restaurant sales	9.4%	14.7%	(5.3)%

The increase in occupancy expenses during 2021 as compared to 2020 was primarily due to the increase in the number of company-owned restaurants and the number of leases that had commenced during the respective periods.

Pre-opening Expenses

Pre-opening expenses are costs incurred to open new company-owned restaurants. Pre-opening expenses include pre-opening rent expense, which is recognized during the period between the date of possession of the restaurant facility and the restaurant opening date. In addition, pre-opening expenses include manager salaries, recruiting expenses, employee payroll and training costs, which are recognized in the period in which the expense was incurred. Pre-opening expenses can fluctuate from period to period, based on the number and timing of new company-owned restaurant openings.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Pre-opening expenses	$3,310	$3,880	$(570)	(14.7)%

The decrease in pre-opening expenses in 2021 as compared to 2020 was primarily due to additional pre-opening rent expense resulting from the curtailment of new restaurant construction and delayed restaurant openings in 2020 in response to the COVID -19 pandemic.

General and Administrative Expenses

General and administrative expenses primarily consist of costs associated with our corporate and administrative functions that support restaurant development and operations including marketing and advertising costs incurred as well as legal fees, professional fees and stock-based compensation. General and administrative expenses are impacted by changes in our employee headcount and costs related to strategic and growth initiatives. In preparation for and after the consummation of the IPO, we have incurred and we expect to incur in the future significant additional legal, accounting and other expenses associated with being a public company, including costs associated with our compliance with the Sarbanes-Oxley Act.

	FISCAL YEAR
(in thousands)	2021	2020	Change
General and administrative expenses	$70,388	$46,322	$24,066	52.0%

The increase in general and administrative expenses during 2021 as compared to 2020 was primarily driven by (i) the increase of $10.5 million in compensation expense resulting from the increase in employee headcount and discretionary performance-related bonuses as compared to 2020 when there were furloughs, (ii) $8.0 million of stock-based compensation expense, of which $2.4 million resulted from certain performance-based option awards that converted into time-based option awards and $5.6 million of one-time expense that was recognized upon closing of the IPO (see Note 16, Stock Based Compensation, in the accompanying notes to the consolidated financial statements for additional information), (iii) additional marketing spend of $3.3 million, (iv) an additional $2.5 million in recruiting, training and travel expenses and (v) an increase of $1.1 million related to insurance expense, partially offset by (vi) the write off of $2.0 million of deferred offering costs as a result of halting our public registration of equity in 2020 and (vii) $1.4 million costs incurred in connection with the COVID-19 pandemic in 2020.

Depreciation and Amortization

Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights. Franchise rights include rights which arose from the purchase price allocation in connection with the merger agreement through which the Company was acquired by funds affiliated with or managed by Advent in August 2017 as well as reacquired rights from our acquisitions of franchise-owned restaurants.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Depreciation and amortization	$32,379	$30,725	$1,654	5.4%

The increase in depreciation and amortization during 2021 as compared to 2020 was primarily due to incremental depreciation of capital expenditures associated with NROs.

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

	FISCAL YEAR
(in thousands)	2021	2020	Change
Impairments and loss on disposal of assets	$381	$315	$66	21.0%

There were no impairment losses recognized on intangible assets or fixed assets in 2021 and 2020. Loss on disposals of assets recognized during the periods indicated were related to retirements, replacements and disposals of fixed assets.

Transaction Income, Net

Transaction income, net includes (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and (v) costs related to restaurant closures.

	FISCAL YEAR		`
(in thousands)	2021	2020	Change
Transaction income, net	$(1,156)	$(258)	$(898)	n/m (1)

(1) Not meaningful

The increase in transaction income, net during 2021 as compared to 2020 was primarily due to (i) the gain of $2.0 million recognized related to an executed agreement to terminate the lease for one company-owned restaurant (see Note 12, Transaction (Income) Expenses, Net, in the accompanying notes to the consolidated financial statements for additional information), partially offset by (ii) the change of $1.1 million related to the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017 (see Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for additional information).

Income (Loss) from Operations

	FISCAL YEAR
(in thousands)	2021	2020	Change
Income (Loss) from operations	$22,243	$(47,222)	$69,465	n/m (1)

(1) Not meaningful

Income from operations during 2021 as compared to Loss from operations during 2020 was primarily due to (i) the increase in restaurant sales, driven by the increase in traffic, as well as the increase in off-premises sales and (ii) the operations of our 22 NROs, partially offset by (iii) the increase in general and administrative expenses mainly due to the increase in employee headcount, performance-related and discretionary bonuses, additional stock compensation expense as a result of the Company’s IPO and increased marketing, insurance, recruiting, training and travel expenses.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Interest expense	$20,099	$22,815	$(2,716)	(11.9)%

The decrease in interest expense in 2021 as compared to 2020 was primarily due to the extinguishment of our Senior Credit Facilities, which were replaced by lower outstanding debt and reduced interest rates from our New Facilities (see Note 10, Debt, in the accompanying notes to the consolidated financial statements for additional information).

Other (Expense) Income, Net

Other (expense) income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Other (expense) income, net	$(1,774)	$483	$(2,257)	n/m (1)

(1) Not meaningful

The change in Other (expense) income, net in 2021 as compared to 2020 was primarily related to the $2.4 million loss on extinguishment of debt recognized in connection with the full repayment of the Senior Credit Facilities.

Income Tax (Expense) Benefit

Income tax (expense) benefit primarily consists of various federal and state taxes.

	FISCAL YEAR
(in thousands)	2021	2020	Change
Income tax (expense) benefit	$(2,477)	$19,873	$(22,350)	n/m (1)

(1) Not meaningful

The effective income tax rate was 669.5% in 2021 as compared to 28.6% for 2020. The change in the effective income tax rate in 2021 as compared to 2020 was mainly due to (i) the change in the valuation allowance, (ii) the benefit of the tax credits for FICA taxes on certain employee tips and (iii) the pre-vesting forfeiture of the performance-based option stock option awards for which the market condition was not satisfied upon the Company’s IPO.

The Company has a blended federal and state statutory rate of approximately 25.0%. The effective income tax rates for 2021 and 2020 were different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of the tax credits for FICA taxes on certain employee tips and (iii) the pre-vesting forfeiture of the performance-based option stock option awards for which the market condition was not satisfied upon the Company’s IPO.

Net Loss

	FISCAL YEAR
(in thousands)	2021	2020	Change
Net Loss	$(2,107)	$(49,681)	$47,574	95.8%
As a percentage of total revenues	(0.4)%	(14.5)%	14.1%

Net loss during 2021 improved as compared to 2020 primarily due to (i) income from operations and (ii) the decrease in interest expense, partially offset by (iii) income tax expense and (iv) the $2.4 million loss on extinguishment of debt recorded in connection with the full repayment of the Senior Credit Facilities.

Restaurant level Operating Profit and Restaurant level Operating Profit Margin

	FISCAL YEAR
(in thousands)	2021	2020	Change
Restaurant level operating profit	$115,404	$28,236	$87,168	n/m (1)
Restaurant level operating profit margin	19.5%	8.4%	11.1%
___________
(1) Not meaningful

The increase in Restaurant level operating profit during 2021 as compared to 2020 was primarily due to the (i) the increase in restaurant sales, driven by the increase in traffic, and off-premises sales as well as (ii) the operations of the 22 NROs.

Adjusted EBITDA and Adjusted EBITDA Margin

	FISCAL YEAR
(in thousands)	2021	2020	Change
Adjusted EBITDA	$66,301	$(5,744)	$72,045	n/m (1)
Adjusted EBITDA margin	11.0%	(1.7)%	12.7%
___________
(1) Not meaningful

The increase in Adjusted EBITDA during 2021 as compared to 2020 was primarily due to (i) the increase in restaurant level operating profit, partially offset by (ii) the increase in general and administrative expenses mainly due to the increase in employee headcount, performance-related and discretionary bonuses, as well as, marketing spend, insurance, recruiting, training and travel expenses.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared in accordance with GAAP, we use non-GAAP measures, which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP include the following: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Restaurant level operating profit and (iv) Restaurant level operating profit margin. Our presentation of these non-GAAP measures includes isolating the effects of some items that are either nonrecurring in nature or vary from period to period without any correlation to our ongoing core operating performance. Management believes that the use of these non-GAAP measures provides investors with additional transparency of our operations, facilitates analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance, identifies operational trends and allows for greater transparency with respect to key metrics used by us in our financial and operational decision making. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies and have important limitations as analytical tools. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP as they may not provide a complete understanding of our performance. These non-GAAP measures should be reviewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

We use Adjusted EBITDA and Adjusted EBITDA margin (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate our operating results and the effectiveness of our business strategies and (iii) internally as benchmarks to compare our performance to that of our competitors.

Restaurant level operating profit and restaurant level operating profit margin are important measures we use to evaluate the performance and profitability of each operating restaurant, individually and in the aggregate and to make decisions regarding future spending and other operational decisions.

The following table reconciles Net loss and Net loss margin, the most directly comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

	FISCAL YEAR
(in thousands)	2021	2020	2019
Net loss	$(2,107)	$(49,681)	$(45,472)
Depreciation and amortization	32,379	30,725	28,027
Interest expense	20,099	22,815	20,080
Income taxes	2,477	(19,873)	(12,419)
EBITDA	52,848	(16,014)	(9,784)
IPO-readiness and strategic transition costs (1)	2,402	4,247	10,012
Stock-based compensation (2)	8,596	750	1,160
Loss on extinguishment of debt	2,403	—	—
Transaction (income) expenses, net (3)	(1,156)	(258)	1,709
Impairments and loss on disposal of assets (4)	381	315	33,596
Recruiting and relocation costs (5)	351	228	1,081
Severance costs (6)	265	239	325
COVID-19 related charges (7)	211	4,749	—
Adjusted EBITDA	$66,301	$(5,744)	$38,099
Total revenues	$601,193	$342,388	$436,373
Net loss margin	(0.4)%	(14.5)%	(10.4)%
Adjusted EBITDA margin	11.0%	(1.7)%	8.7%

Additional information
Deferred rent (income) expense (8)	$(2,011)	$10,087	$4,272
____________________________
(1) Represents costs related to information technology support and external professional service costs incurred in connection with IPO-readiness efforts as well as the assessment and redesign of our systems and processes. These costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.
(2) Represents non-cash, stock-based compensation expense which is recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.
(3) The amount in 2021 includes a gain of $2.0 million related to an executed agreement to terminate the lease for one company-owned restaurant (see Note 12, Transaction (Income) Expenses, Net in the accompanying notes to the consolidated financial statements). The amounts for the periods presented also include (i) the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017 (see Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements), (ii) costs incurred in connection with the acquisition of certain franchise-owned restaurants, (iii) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and (iv) costs related to restaurant closures.
(4) Includes impairments recognized on intangible assets and fixed assets as well as costs related to the disposal of assets due to retirements, replacements or certain restaurant closures.
(5) Represents costs incurred for hiring qualified individuals as we assessed the redesign of our systems and processes. These costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.
(6) Severance costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.
(7) Consists of costs incurred in connection with the economic impact of the COVID-19 pandemic (see Note 4, COVID-19 Charges, in the accompanying notes to the consolidated financial statements).
(8) Consists of the non-cash portion of straight-line rent expense included in Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

The following table reconciles Income (Loss) from operations and Income (Loss) from operations margin, the most directly comparable GAAP financial measure, to Restaurant level operating profit and Restaurant level operating profit margin for the periods presented:

	FISCAL YEAR
(in thousands)	2021	2020	2019
Income (Loss) from operations	$22,243	$(47,222)	$(37,556)
Less: Franchise revenues	8,850	4,955	7,064
Add:
General and administrative expenses	70,388	46,322	55,818
Depreciation and amortization	32,379	30,725	28,027
Transaction (income) expenses, net (1)	(1,156)	(258)	1,709
Impairments and loss on disposal of assets (2)	381	315	33,596
COVID-19 related charges (3)	19	3,309	—
Restaurant level operating profit	$115,404	$28,236	$74,530
Restaurant sales	$592,343	$337,433	$429,309
Income (Loss) from operations margin	3.8%	(14.0)%	(8.7)%
Restaurant level operating profit margin	19.5%	8.4%	17.4%

Additional information
Deferred rent (income) expense (4)	$(2,075)	$10,029	$4,256
_____________________________
(1) The amount in 2021 includes a gain of $2.0 million related to an executed agreement to terminate the lease for one company-owned restaurant (see Note 12, Transaction (Income) Expenses, Net in the accompanying notes to the consolidated financial statements). The amounts for the periods presented also include (i) the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017 (see Note 13, Income Taxes, in the accompanying notes to the consolidated financial statements for additional information), (ii) costs incurred in connection with the acquisition of certain franchise-owned restaurants, (iii) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and (iv) costs related to restaurant closures.
(2) Includes impairments recognized on intangible assets and fixed assets as well as costs related to the disposal of assets due to retirements, replacements or certain restaurant closures.
(3) Consists of costs incurred in connection with the economic impact of the COVID-19 pandemic (see Note 4, COVID-19 Charges, in the accompanying notes to the consolidated financial statements for additional information).
(4) Consists of the non-cash portion of straight-line rent expense included in Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources

Liquidity

On October 5, 2021, the Company completed its IPO, pursuant to which 10,877,850 shares of common stock were sold at the IPO price of $18.00 per share, which included the full exercise by the underwriters of their option to purchase up to an additional 1,418,850 shares of common stock. We received aggregate net proceeds of $182.1 million.

On October 6, 2021, FWR Holding Corporation (“FWR”), one of our indirect subsidiaries, entered into the New Credit Agreement, with Bank of America, N.A., which provides for (i) a $100.0 million term loan A facility that was drawn in full on October 6, 2021, and (ii) a $75.0 million revolving credit facility which was undrawn at December 26, 2021. The loans under the New Facilities mature on October 6, 2026. The New Term Facility is subject to amortization of principal, payable in quarterly installments on the last business day of each fiscal quarter, commencing on March 27, 2022, equal to (i) 2.50% of the original principal amount of the term loans in 2022, (ii) 5.00% of the original principal amount of the term loans in fiscal year ended December 31, 2023, (iii) 5.00% of the original principal amount of the term loans in fiscal year ended December 29, 2024, (iv) 7.50% of the original principal amount of the term loans in fiscal year ended December 28, 2025 and (v) 10.00% of the original principal amount of the term loans in fiscal year ended December 27, 2026. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) under the New Term Facility is payable at the maturity of the New Term Facility.

Borrowings under the New Facilities bear interest, at the option of FWR at either (i) the base rate plus a margin of between 125 and 200 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) the London interbank offer rate (“LIBOR”) plus a margin of between 225 and 300 basis points depending on the Total Rent Adjusted Net Leverage Ratio. In addition, an unused commitment fee of between 25 and 50 basis points on the undrawn commitments under the New Revolving Credit Facility will be paid, also depending on the Total Rent Adjusted Net Leverage Ratio of FWR and its restricted subsidiaries on a consolidated basis. The New Credit Agreement contains LIBOR fallback language, pursuant to which the New Credit Agreement may be amended to replace LIBOR with a secured overnight financing rate or another alternate benchmark rate upon the occurrence of certain LIBOR cessation events. See Note 10, Debt, in the accompanying notes to the consolidated financial statements for additional information.

The aggregate net proceeds from our IPO, the proceeds from the New Term Facility and cash on hand were used to repay in full the outstanding borrowings under our previous senior credit facilities, which were comprised of the Initial Term Loan Facility, Initial Delayed Draw Term Loan Facility, First Amendment Delayed Draw Term Facility, Second Amendment Delayed Draw Term Facility and Revolving Credit Facility (collectively, “Senior Credit Facilities”). A loss on debt extinguishment of $2.4 million was recorded in the fourth quarter of 2021 as a result of this repayment.

Our primary sources of liquidity are cash flow from operations, cash and cash equivalents, credit capacity under our New Facilities and proceeds from equity offerings, including our IPO. As of December 26, 2021, we had cash and cash equivalents of $51.9 million and $100.0 million in outstanding borrowings, excluding unamortized debt issuance costs and deferred issuance costs. As of December 26, 2021, we had unused borrowing capacity under our New Revolving Credit Facility of $75.0 million.

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

We estimate that our capital expenditures will total approximately $60.0 million to $70.0 million in 2022, which will be invested primarily in new restaurant projects, planned remodels and new in-restaurant technology. We plan to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings from our New Facilities.

We believe that our cash flow from operations, availability under our New Facilities and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through additional indebtedness, the issuance of equity, or a combination thereof. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position in order to enhance financial flexibility. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

Summary of Cash Flows

The following table presents a summary of our cash provided (used in) by operating, investing and financing activities for 2021 and 2020:

	FISCAL YEAR
(in thousands)	2021	2020
Cash provided by (used in) operating activities	$62,971	$(18,364)
Cash used in investing activities	(35,682)	(26,974)
Cash (used in) provided by financing activities	(14,271)	73,314
Net increase in cash and cash equivalents and restricted cash	$13,018	$27,976

Cash provided by operating activities increased during 2021 as compared to 2020 primarily due to the decrease in net loss of $47.6 million, which included an increase in the impact of non-cash charges of $34.3 million and the net decrease in operating assets and liabilities of $0.5 million. The increase in the impact of the non-cash charges was primarily driven by (i) the increase in stock based compensation expense, (ii) the loss on extinguishment of debt and (iii) the deferred income taxes provision. In addition, the net increase in operating assets and liabilities was as a result of (i) the timing of operational receipts and payments, (ii) higher accrued wages and (iii) the increase in gift card deferred revenues, partially offset by (iv) the payments for rent deferrals.

The increase in cash used in investing activities during 2021 as compared to 2020 was primarily as a result of curtailing new restaurant construction during the first half of 2020 due to the COVID-19 pandemic.

Cash used in financing activities during 2021 was primarily comprised of (i) the repayment of our outstanding Senior Credit Facilities of $291.1 million and (ii) payments of IPO costs of $4.9 million, partially offset by (iii) proceeds from our IPO, net of underwriting discounts and commissions of $182.1 million and (iv) proceeds from our New Facilities of $100.0 million. Cash provided by financing activities during 2020 was comprised of (i) proceeds from an offering of preferred shares totaling $40.0 million and (ii) the issuance of long-term debt, net of repayments made on our Senior Credit Facilities of $33.7 million.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 10, Debt, in the accompanying consolidated financial statements for additional information relating to our long-term debt and Note 11, Leases, in the accompanying consolidated financial statements for additional information related to our operating and financing leases.

Purchase obligations include agreements related to the construction or remodeling of restaurant facilities, the purchase of food, beverages, paper goods and other supplies, equipment purchases, marketing-related contracts, software license commitments, technology and other service contracts in the normal course of business. These obligations are generally pursuant to short-term purchase orders at prevailing market prices and are recorded as liabilities when the related goods are received or services rendered. These commitments are cancellable and there are no material financial penalties associated with these commitments in the event of early termination.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with GAAP. The preparation of these financial statements and related notes requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The accounting policies and estimates that we believe to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgments are discussed below.

Goodwill and Indefinite-lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually, on the first day of the fourth quarter of the fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant judgments are used to determine if an indicator of impairment has occurred. Such indicators could include negative operating performance of our restaurants, economic and restaurant industry trends, legal factors, significant competition or changes in our business strategy. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and indefinite-lived intangible assets and could have a material impact on our consolidated financial statements.

We have identified one reporting unit to which we have attributed goodwill. Management may elect to perform a qualitative assessment to determine whether it is more likely than not that the reporting unit and/or asset group is impaired. If the qualitative assessment is not performed, or if it is not more likely than not that the estimated fair value of the reporting unit and indefinite-lived intangible assets exceeds the respective carrying value, a quantitative analysis is required.

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated using the best information available, including market information (also referred to as the market approach) and discounted cash flow projections (also referred to as the income approach). The market approach estimates fair value by applying projected cash flow earnings multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics. The income approach uses internal future cash flow estimates, which are influenced by revenue growth rates and operating margins, that are discounted using a weighted-average cost of capital that reflects current market conditions. We recognize an impairment loss when the carrying value of the reporting unit exceeds the estimated fair value.

In performing the quantitative assessment for indefinite-lived intangibles, we estimate the fair value of trade names and trademarks using the relief-from-royalty method, which requires assumptions related to projected sales, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate. We recognize an impairment loss when the carrying value of the asset exceeds the estimated fair value.

During 2021, we elected to perform a qualitative assessment for our annual impairment review of goodwill and indefinite-lived intangibles to determine whether or not indicators of impairment exist. In considering the qualitative approach related to goodwill, we evaluated factors including, but not limited to, the COVID-19 pandemic, macro-economic conditions, market and industry conditions, the competitive environment, results of prior impairment tests, operational stability, the overall financial performance of the reporting unit and the impacts of the discount rates. Management also considers the specific future outlook for the reporting unit. As it relates to our trade names and trademarks, we evaluate similar factors from the goodwill assessment, in addition to impacts of potential changes to the assumed royalty rate. Based on the results of the qualitative assessment, which considered the financial performance, as well as the improved overall operating environment as compared to the previous quantitative assessment, no indicators of impairment were identified. Management concluded that impairment of goodwill and its indefinite-lived intangibles was not likely and as a result, was not required to perform a quantitative assessment. Changes in circumstances existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments and assumptions made in assessing the fair value of our goodwill and indefinite-lived intangibles, could result in an impairment loss of a portion or all of our goodwill or indefinite-lived intangibles. We do not anticipate recording significant impairment charges in the next 12 months.

Long-lived assets and definite-lived intangible assets

Long-lived assets deployed at company-owned restaurants include (i) property, fixtures and equipment, (ii) operating lease right-of-use asset, net of the related operating lease liability and (iii) reacquired rights to the extent the restaurant had been previously acquired by the Company. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. The comparison is performed at the lowest level of identifiable cash flows, which is primarily at the individual restaurant level. Significant judgement is used to determine the expected useful lives of long-lived assets and the estimated future cash flows, including projected sales growth and operating margins. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized.

Definite-lived intangible assets consist of franchise rights which arose from the purchase price allocation in connection with the Advent Acquisition and also include reacquired rights from the Company’s acquisitions of franchised restaurants. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are also reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Significant judgments are used to determine if an indicator of impairment has occurred. Such indicators may include, among others: negative operating performance of our restaurants, economic and restaurant industry trends, legal factors, significant competition or changes in our business strategy. Any adverse change in these factors could have a significant impact on the recoverability of these assets and the resulting impairment charge could have a material impact on our consolidated financial statements.

Recoverability of definite-lived intangible assets is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the total future undiscounted net cash flows are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized when the asset’s carrying value exceeds its estimated fair value, which is generally estimated using discounted future cash flows expected from future use of the asset group. Management did not identify any triggering events in 2021 and no impairment charges were recorded in 2021.

Leases

We lease our restaurant facilities and corporate offices, as well as certain restaurant equipment under various non-cancelable agreements. At contract inception, we evaluate our leases to estimate their expected term which includes reasonably certain renewal options, and their classification as either operating leases or finance leases. Lease liabilities represent the present value of lease payments not yet paid. To determine the present value of the lease liability, we estimate the incremental borrowing rates corresponding to the reasonably certain lease term as our leases do not provide an implicit rate. Assumptions used in determining our incremental borrowing rate include a market yield implied by our outstanding secured term loans interpolated for various maturities using our synthetic credit rating, which is determined using a regression analysis of rated publicly-traded comparable companies and their financial data.

We assess the impairment of the right-of-use asset at the asset group level whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Changes in these assumptions and management judgments may produce materially different amounts in the recognition of the right-of-use assets and lease liabilities.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences between the carrying value and the tax basis of assets and liabilities as well as tax credit carryforwards. The estimates we make under this method include, among other items, depreciation and amortization expense allowable for tax purposes, credits for items such as taxes paid on reported employee tip income, effective rates for state and local income taxes and the deductibility of certain items. In addition, our annual effective income tax rate is adjusted as additional information becomes available during the reporting period.

We recognize deferred tax assets for all deductible temporary differences to the extent that it is probable that taxable income will be available against which the deductible temporary differences can be utilized. A valuation allowance for deferred tax assets is provided when it is more likely than not that a portion of the deferred tax assets will not be realized. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected, scheduling of anticipated reversal of taxable temporary differences, and considering prudent and feasible tax planning strategies. We continue to monitor and evaluate the rationale for recording a valuation allowance against deferred tax assets. As we increase earnings and utilize deferred tax assets, it is possible the valuation allowance could be reduced or eliminated.

Fair value of Common Stock and Stock-Based Compensation

Stock-based compensation expense is measured based on the award’s grant date fair value. Stock-based compensation expense related to time-based stock option awards is recognized as stock-based compensation expense on an accelerated recognition method over the requisite service period. Prior to our IPO, we had not recognized any stock-based compensation expense for our performance-based stock option awards as the satisfaction of the performance conditions were not considered probable. Upon consummation of the Company’s IPO in October 2021, certain performance-based stock option awards for which the performance and market conditions were satisfied as a result of the Company’s IPO, converted into time-based stock option awards with the related stock-based compensation expense to be recognized on an accelerated recognition method over the remaining service period. The performance-based stock option awards that did not convert into time-based stock option awards were canceled and unrecognized compensation expense for those canceled performance-based stock option awards was recognized on the date of the Company’s IPO. We account for forfeitures as they occur. See Note 16, Stock-Based Compensation, in the accompanying notes to the consolidated financial statements for additional information.

After the completion of the IPO, the fair value of our common stock and our stock-based awards’ grant date fair value is determined based on the Nasdaq closing price.

Prior to our IPO, given the absence of a public trading market for our common stock, the estimated fair value had been determined with input from management exercising reasonable judgment and considering several objective and subjective factors including: (i) third-party valuations of our common stock, (ii) a combination of the income approach and the market approach and (iii) general economic outlook including economic growth, inflation and interest rates.

In 2021, prior to the IPO, we determined the Company’s equity value using the probability weighted expected return method (“PWERM”), or the hybrid method. Under the hybrid method, multiple valuation approaches are used and then combined into a single probability weighted valuation using a PWERM, which considers the probability of an initial public offering and sale scenarios. The results of the valuation approaches were weighted based on a variety of factors, including: the current macroeconomic environment, current industry conditions and length of time since arms-length market transaction events. Additionally, a discount for lack of marketability was applied to account for the lack of access to an active public market. The resulting value was then allocated to outstanding equity using an option-pricing model. This process involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

We estimated the fair value of stock option awards using the Black-Scholes valuation model, which requires certain assumptions and judgments. We based our volatility assumptions on the historical volatility of the selected peer group and we determined our expected term using the historical information of the selected peer group. These assumptions represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage, energy, fuel costs and other commodities. We have been able to partially offset cost increases resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather, the macroeconomic impacts of the Russia-Ukraine conflict or other conditions beyond our control, governmental regulations and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our results of operations to the extent that such increases cannot be offset by menu price increases.

In 2022, we have fixed prices for more than a third of our market basket, of which about half are fixed for all of 2022.

Interest Rate Risk

As of December 26, 2021, we had $100.0 million in outstanding borrowings under our New Term Facility, excluding unamortized debt discount and deferred issuance costs. Our loans under the New Facilities incur interest at a floating rate and we also pay an unused commitment fee of between 25 and 50 basis points on the undrawn commitments under the New Revolving Credit Facility, depending on the Total Rent Adjusted Net Leverage Ratio. See Note 10, Debt, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information. We currently do not hedge our interest rate exposure and we manage exposure to adverse interest rate changes through our normal operating and financing activities.

Based on the outstanding variable rate loan balance for the New Term Facility at December 26, 2021, a potential change from a hypothetical 100 basis point increase/decrease in short-term interest rates would cause an increase or decrease in interest expense of approximately $1.0 million over the next 12 months.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of First Watch Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Watch Restaurant Group, Inc. and its subsidiaries (the “Company”) as of December 26, 2021 and December 27, 2020, and the related consolidated statements of operations and comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 26, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 23, 2022

We have served as the Company's auditor since 1999.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 26, 2021	DECEMBER 27, 2020
Assets
Current assets:
Cash and cash equivalents	$51,864	$38,846
Restricted cash	251	251
Accounts receivable	4,450	3,915
Inventory	4,023	2,915
Prepaid expenses	5,677	2,490
Other current assets	1,432	621
Total current assets	67,697	49,038
Goodwill	345,219	345,219
Intangible assets, net	143,000	143,662
Operating lease right-of-use assets	324,995	307,558
Property, fixtures and equipment, net of accumulated depreciation of $115,582 and $86,250, respectively	164,695	160,744
Other long-term assets	1,311	1,291
Total assets	$1,046,917	$1,007,512

Liabilities and Equity
Current liabilities:
Accounts payable	$11,060	$4,220
Accrued liabilities	15,889	13,482
Accrued compensation and deferred payroll taxes	21,196	10,856
Deferred revenues	4,654	4,273
Current portion of operating lease liabilities	38,186	40,111
Current portion of long-term debt	3,186	3,590
Note payable	2,352	—
Total current liabilities	96,523	76,532
Operating lease liabilities	330,495	307,802
Long-term debt, net	99,753	286,400
Deferred income taxes	12,489	10,313
Deferred payroll taxes	—	3,333
Other long-term liabilities	3,228	2,266
Total liabilities	542,488	686,646
Commitments and contingencies (Note 17)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized and none outstanding at December 26, 2021; 266,667 shares authorized, issued and outstanding at December 27, 2020	—	3
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,048,446 and 45,013,784 shares issued and outstanding at December 26, 2021 and December 27, 2020, respectively	590	450
Additional paid-in capital	608,878	423,345
Accumulated deficit	(105,039)	(102,932)
Total equity	504,429	320,866
Total liabilities and equity	$1,046,917	$1,007,512

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	FISCAL YEAR
	2021	2020	2019
Revenues
Restaurant sales	$592,343	$337,433	$429,309
Franchise revenues	8,850	4,955	7,064
Total revenues	601,193	342,388	436,373
Operating costs and expenses
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	134,201	76,975	100,689
Labor and other related expenses	189,167	120,380	148,537
Other restaurant operating expenses	94,847	61,821	55,573
Occupancy expenses	55,433	49,450	44,165
Pre-opening expenses	3,310	3,880	5,815
General and administrative expenses	70,388	46,322	55,818
Depreciation and amortization	32,379	30,725	28,027
Impairments and loss on disposal of assets	381	315	33,596
Transaction (income) expenses, net	(1,156)	(258)	1,709
Total operating costs and expenses	578,950	389,610	473,929
Income (Loss) from operations	22,243	(47,222)	(37,556)
Interest expense	(20,099)	(22,815)	(20,080)
Other (expense) income, net	(1,774)	483	(255)
Income (Loss) before income taxes	370	(69,554)	(57,891)
Income tax (expense) benefit	(2,477)	19,873	12,419
Net loss and total comprehensive loss	(2,107)	(49,681)	(45,472)
Less: Net loss attributable to non-controlling interest	—	—	(33)
Net loss and comprehensive loss attributable to First Watch Restaurant Group, Inc.	$(2,107)	$(49,681)	$(45,439)

Net loss per common share attributable to First Watch Restaurant Group, Inc. - basic and diluted	$(0.04)	$(1.10)	$(1.01)
Weighted average number of common shares outstanding - basic and diluted	48,213,995	45,013,784	45,013,784

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity Attributable to First Watch Restaurant Group, Inc.	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2018	—	$—	45,013,784	$450	$381,665	$(7,691)	$374,424	$250	$374,674
Net loss	—	—	—	—	—	(45,439)	(45,439)	(33)	(45,472)
Stock-based compensation	—	—	—	—	1,160	—	1,160	—	1,160
Acquisition of non-controlling interest	—	—	—	—	(227)	—	(227)	(217)	(444)
Adoption of lease standard (ASC 842)	—	—	—	—	—	(121)	(121)	—	(121)
Balance at December 29, 2019	—	$—	45,013,784	$450	$382,598	$(53,251)	$329,797	$—	$329,797
Share issuance	266,667	3	—	—	39,997	—	40,000	—	40,000
Net loss	—	—	—	—	—	(49,681)	(49,681)	—	(49,681)
Stock-based compensation	—	—	—	—	750	—	750	—	750
Balance at December 27, 2020	266,667	$3	45,013,784	$450	$423,345	$(102,932)	$320,866	$—	$320,866
Common stock issuance	—	—	10,877,850	109	176,965	—	177,074	—	177,074
Conversion of preferred shares	(266,667)	(3)	3,156,812	31	(28)	—	—	—	—
Net loss	—	—	—	—	—	(2,107)	(2,107)	—	(2,107)
Stock-based compensation	—	—	—	—	8,596	—	8,596	—	8,596
Balance at December 26, 2021	—	$—	59,048,446	$590	$608,878	$(105,039)	$504,429	$—	$504,429

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(2,107)	$(49,681)	$(45,472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,379	30,725	28,027
Stock-based compensation	8,596	750	1,160
Deferred income taxes	2,176	(19,991)	(12,558)
Non-cash operating lease costs	13,052	11,727	10,772
Non-cash portion of gain on lease modification	(961)	—	—
Amortization of debt discount and deferred issuance costs	1,088	1,282	1,128
Loss on extinguishment of debt	2,403	—	—
Settlement gains from acquisitions	—	—	(160)
Impairments and loss on disposal of assets	381	315	33,596
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(535)	1,826	(3,192)
Inventory	(1,108)	(203)	(439)
Prepaid expenses	(3,187)	619	(439)
Deferred offering costs	—	1,307	—
Other assets, current and long-term	169	(446)	(1,094)
Accounts payable	6,700	(866)	(740)
Accrued liabilities	5,335	(3,670)	5,566
Accrued compensation and deferred payroll taxes, current and long-term	7,007	2,929	643
Deferred revenues, current and long-term	648	(3,060)	2,024
Operating lease liabilities	(9,760)	8,073	3,101
Other liabilities	695	—	(458)
Net cash provided by (used in) operating activities	62,971	(18,364)	21,465
Cash flows from investing activities:
Capital expenditures	(35,311)	(26,749)	(59,169)
Purchase of intangible assets	(371)	(225)	—
Acquisitions, net of cash acquired	—	—	(22,770)
Acquisition of non-controlling interest	—	—	(450)
Net cash used in investing activities	$(35,682)	$(26,974)	$(82,389)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)

Cash flows from financing activities:
Proceeds from common stock issuance, net of underwriting discounts and commissions	$182,095	$—	$—
Proceeds from preferred stock issuance	—	40,000	—
Proceeds from issuance of long-term debt	100,000	54,600	50,000
Repayments of long-term debt, including finance lease liabilities	(291,602)	(4,286)	(2,599)
Payment of initial public offering costs	(4,881)	—	—
Proceeds from borrowings on revolving credit facility	—	22,000	42,000
Repayments of borrowings on revolving credit facility	—	(39,000)	(32,500)
Note payable borrowing	2,874	—	—
Repayments of note payable	(522)	—	—
Payment of debt discount and deferred issuance costs	(2,226)	—	(915)
Contingent consideration payment	(9)	—	(225)
Net cash (used in) provided by financing activities	(14,271)	73,314	55,761
Net increase (decrease) in cash and cash equivalents and restricted cash	13,018	27,976	(5,163)
Cash and cash equivalents and restricted cash:
Beginning of year	39,097	11,121	16,284
End of year	$52,115	$39,097	$11,121

Supplemental cash flow information:
Cash paid for interest	$16,152	$19,821	$18,929
Cash paid for income taxes, net of refunds	$79	$163	$152
Supplemental disclosures of non-cash investing and financing activities:
Interest converted to long-term debt	$3,063	$1,583	$—
Leased assets obtained in exchange for new operating lease liabilities	$33,857	$21,333	$70,355
Remeasurements of operating lease assets and lease liabilities	$(3,029)	$(3,850)	$134
Terminations of operating lease liabilities	$(41)	$(711)	$(3,293)
Leased assets obtained in exchange for new finance lease liabilities	$217	$277	$2,666
Remeasurements of finance leased assets and lease liabilities	$6	$164	$—
Change in liabilities from acquisition of property, fixtures and equipment	$144	$(860)	$210

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization

First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 28 states operating under the “First Watch” trade name which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. The Company’s outstanding stock was purchased by funds affiliated with or managed by Advent International Corporation on August 21, 2017 (the “Advent Acquisition”).

The Company operates restaurants through its wholly owned subsidiary, First Watch Restaurants, Inc., and is a franchisor through its wholly owned subsidiary, First Watch Franchise Development Co. As of December 26, 2021, the Company had 341 company-owned restaurants and 94 franchise-owned restaurants.
Initial Public Offering

On September 20, 2021, the Company’s board of directors and its stockholders approved an amendment to the Company’s Certificate of Incorporation. Such amendment (i) effected a 11.838-for-1 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratio of the preferred stock and (ii) authorized an increase to the number of shares of common stock of the Company to 300,000,000 and an increase to the number of shares of preferred stock to 10,000,000. The par value of the Company’s common and preferred stock was not adjusted in connection with the stock split. All common share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively to reflect this stock split.

On September 30, 2021, the Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective and the Company’s common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on October 1, 2021. On October 5, 2021, the Company completed its IPO, in which the Company sold 10,877,850 shares of common stock at the initial public offering price of $18.00 per share and received aggregate net proceeds of $182.1 million after deducting underwriting discounts and commissions of $13.7 million. The shares sold included the underwriters’ full exercise of their option to purchase up to an additional 1,418,850 shares of common stock at the initial public offering price of $18.00 per share. All of the Company’s outstanding shares of preferred stock were adjusted in connection with the aforementioned stock split and were automatically converted into 3,156,812 shares of common stock immediately prior to and in connection with the consummation of the IPO.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The fiscal years ended December 26, 2021 (“Fiscal 2021”), December 27, 2020 (“Fiscal 2020”) and December 29, 2019 (“Fiscal 2019”) contained 52 weeks. The accompanying consolidated financial statements of the Company have been prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with equity holders, and would normally be recorded in the Consolidated Statements of Equity and the Consolidated Statements of Comprehensive Income (Loss). The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements. Accordingly, there is no difference between net loss and comprehensive loss.
Reclassifications

The Company reclassified certain items in the accompanying consolidated financial statements for the prior periods to be comparable with the classification for the current period. These reclassifications are related to the presentation of Pre-opening expenses on the Consolidated Statements of Operations and Comprehensive Loss for all periods presented, which were previously included in Other restaurant operating expenses and Occupancy expenses. These reclassifications had no effect on previously reported net loss and comprehensive loss.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

COVID-19 Global Pandemic
In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The Company experienced a significant reduction in guest traffic at its restaurants due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements and additional physical barriers. On April 13, 2020, to help ensure the safety of its employees, Management temporarily suspended all operations at the company-owned restaurants. In June 2020, substantially all of the company-owned restaurants were reopened in compliance with state and local capacity restrictions and by March 2021, nearly all our restaurants had reopened to full dining-room capacity.

The COVID-19 pandemic is not eradicated and the extent to which COVID-19 may continue to impact the Company’s business and its customers is uncertain. The consolidated financial statements include estimates and judgments and there may be changes to those estimates in future periods as a result of the COVID-19 pandemic (see Note 4, COVID-19 Charges, for additional information).
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In Fiscal 2019, the Company’s consolidated financial statements included the accounts of its majority-owned subsidiary, TFW-NC, LLC, (“TFW”), in which the Company owned 75% of the voting shares and had a controlling financial interest. On December 24, 2019, the Company acquired the remaining 25% interest in TFW for $0.45 million. The acquisition was accounted for as an equity transaction with the difference between the cash paid and the carrying amount of the non-controlling interest recognized as a decrease to equity attributable to First Watch Restaurant Group, Inc.

The Company does not hold ownership interests in any franchisee and does not provide financial support to franchisees. As a result, the Company’s franchise relationships are not variable interest entities and are not consolidated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

Segment Reporting

Management determined the Company’s single operating segment on the basis that the Company’s Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, assesses performance and allocates resources at the Company's consolidated level. The Company does not have any customer that represents more than 10% of total revenues for the periods presented.
Business Combinations

The Company’s business combinations are accounted for using the purchase method of accounting. The consideration transferred in a business combination, identifiable assets acquired and liabilities assumed are measured at their estimated fair value as of the date of the acquisition. Goodwill is recognized for the amount by which the purchase consideration exceeds the fair values of the net assets acquired. Costs incurred in connection with business combinations are expensed as incurred.

On December 31, 2018, four restaurants were acquired from a franchisee for approximately $7.0 million in cash and the acquisition was accounted for as a business combination. On January 28, 2019, five operating restaurants and rights for two additional restaurant sites were acquired from a franchisee for approximately $9.9 million in cash and the acquisition was accounted for as a business combination. During the months June 2019 through December 2019, a series of acquisitions of nine individual restaurants from unrelated franchisees were completed for total cash consideration of approximately $6.2 million. The acquisitions were individually accounted for as business combinations. The Company incurred transaction costs totaling $0.9 million during Fiscal 2019 for all acquisitions, which were expensed as incurred.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable inputs and the last is considered unobservable. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2	Observable inputs available other than quoted prices included in Level 1
Level 3	Unobservable inputs based on assumptions that cannot be determined by observable market data
The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, note payable and other current liabilities, approximate their fair values due to their short-term maturities.
Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Amounts receivable from credit card processors are considered cash equivalents because they are highly liquid and are typically converted to cash within three business days.

Amounts included in restricted cash represent those required to be set aside by a contractual agreement for the settlement of insurance claims.
Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of market and credit risk, are cash and cash equivalents and restricted cash. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses to date as a result of these risks. Management periodically assesses the quality of the financial institutions and believes that the risk related to these deposits is minimal.
Accounts Receivable

Accounts receivable consist primarily of receivables from franchisees, receivables from third-party delivery providers, receivables from gift card sales and vendor rebates. The Company believes all amounts to be collectible based on a variety of factors it evaluates, including historical experience, current economic conditions, and other factors. Accordingly, no allowance for credit losses or doubtful accounts has been recorded as of December 26, 2021 and December 27, 2020.
Inventory

Inventory consists primarily of food and beverage costs and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Adjustments are not deemed necessary to reduce inventory to net realizable value due to the rapid turnover and utilization of inventory.

Deferred Offering Costs

Certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings are capitalized as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in equity as a reduction of additional paid-in capital generated as a result of the offering. The Company incurred $5.0 million of costs in connection with the IPO in Fiscal 2021, which were recorded in equity as a reduction of additional paid in capital. The Company incurred $2.0 million in deferred offering costs in Fiscal 2020, which were expensed in General and administrative expenses as a result of halting the Company’s public registration of equity in Fiscal 2020.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases

The Company’s restaurant facilities, corporate offices and certain restaurant equipment are leased under various agreements having initial terms expiring between 2022 and 2036. Restaurant facility leases generally have renewal periods of five to 20 years, exercisable at the option of the Company. At the commencement of each lease, an evaluation is performed to determine whether (i) the contract involves the use of property or equipment, (ii) the Company controls the use of the asset and (iii) the Company has the right to direct the use of the asset. Management determines the classification of lease contracts as operating or finance leases. The majority of the Company’s real estate leases are classified as operating leases and the majority of the Company’s equipment leases are classified as finance leases.

For operating leases with lease terms greater than twelve months, a lease liability is recognized for future fixed lease payments and a corresponding right-of-use asset is recognized representing the Company’s right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term using the Company’s incremental borrowing rate as there are no implicit rates provided in the lease contracts. The Company’s incremental borrowing rate is based on a market yield implied by the Company’s outstanding secured term loans interpolated for various maturities using the Company’s synthetic credit rating, which was determined using a regression analysis of rated publicly-traded comparable companies and their financial data. Lease expense, which includes the effects of free rent periods and rent escalation clauses within certain of the Company’s leases, is recognized on a straight-line basis over the lease term. Tenant improvement allowances are amortized on a straight-line basis over the term of the lease as a reduction of lease expense. The lease term, which commences on the date the Company has the right to control the use of the property, includes the Company’s options to extend the lease to the extent it is reasonably certain that the extension options will be exercised.

Leases with indexed rent escalation clauses are recorded using the index that existed at lease commencement or upon the latest modification requiring remeasurement. Subsequent changes in the index are recorded as variable lease expense. Contingent rent payments, which are based on a percentage of sales for certain restaurant facilities, are recorded as variable lease expense when the Company determines that such sales levels will be achieved. In addition to fixed lease payments, certain of the Company’s real estate leases also require payment of a proportionate share of property taxes, insurance and maintenance costs, which are expensed as incurred in the Consolidated Statements of Operations and Comprehensive Loss and future variable rent obligations are not included within the lease liabilities on the Consolidated Balance Sheets.

The operating lease right-of-use asset is measured at the amount of the lease liability with adjustments for (i) rent prepayments made prior to or at lease commencement, (ii) landlord incentives and (iii) favorable and unfavorable leasehold positions. The depreciable life of an operating lease right-of-use asset is limited by the expected lease term. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

Fixed lease and non-lease components of the Company’s restaurant facility leases are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets, however, they are recognized on a straight-line basis over the lease term in the Consolidated Statements of Operations and Comprehensive Loss.

In Fiscal 2020, Management renegotiated numerous lease agreements that primarily resulted in rent abatements or rent deferrals during the period of the closures of the company-owned restaurants as a result of the COVID-19 pandemic. Management elected the practical expedient for COVID-19 related rent concessions pursuant to the question and answer document issued by the Financial Accounting Standards Board (the “FASB”) in April 2020 and remeasured the lease liabilities using the original discount rate with a corresponding adjustment to the right-of-use assets. Rent deferrals increased the lease liabilities and right-of use assets until amounts are paid with no impact to lease expense. Rent abatements were recognized on a straight-line basis over the respective remaining lease term.
Finance lease liabilities and corresponding finance lease assets are recognized at an amount equal to the present value of the minimum lease payments over the expected lease term. The amortization of finance lease assets is recognized over the shorter of the lease term or useful life of the underlying asset within Depreciation and amortization. The interest expense related to finance leases, including any variable lease payments, is recognized in Interest expense. Finance lease assets are classified in Property, fixtures and equipment, net and current maturities and long-term portions of finance lease liabilities are classified within Current portion of long-term debt and Long-term debt, net, respectively, on the Consolidated Balance Sheets.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Fixtures and Equipment

Property, fixtures and equipment, including capitalized software, are stated at cost less accumulated depreciation. Refurbishments and improvements that increase the productive capacity or extend the useful life of assets are capitalized and depreciated over their estimated useful lives. Repair and maintenance costs are expensed as incurred. Leasehold improvements are depreciated over the shorter of their useful life or the expected lease term. The carrying amount of assets sold, replaced or retired and the related accumulated depreciation are eliminated at the time of disposal and any resulting gains and losses on disposal are recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Direct internal costs associated with the acquisition, development, design and construction of company-owned restaurants are capitalized as these costs have a future benefit to the Company. Once a restaurant opens, these costs are depreciated and recorded in Depreciation and amortization. Direct internal costs of $0.5 million and $0.4 million were capitalized in Fiscal 2021 and Fiscal 2020, respectively.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Building and land improvements	30 to 40 years
Leasehold improvements	3 to 20 years
Furniture and fixtures	2 to 10 years
Equipment (including capitalized software)	2 to 15 years
Vehicles	3 to 10 years
Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually on the first day of the fourth quarter of the fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has one reporting unit for goodwill impairment testing purposes.

Management may elect to perform a qualitative assessment to determine whether it is more likely than not that the reporting unit and/or asset group is impaired. If the qualitative assessment is not performed, or if it is not more likely than not that the estimated fair value of the reporting unit and indefinite-lived intangible assets exceeds the respective carrying value, a quantitative analysis is required.

Prior to the IPO, Management’s quantitative assessment for determining the fair value of the reporting unit used a blend of the market capitalization approach and the income approach. The market capitalization approach used Management’s selection of peer companies to estimate fair value. The income approach used the discounted cash flow method estimating future cash flow, sales and traffic growth rates, operating margins, and new restaurant openings, each of which are inputs that fall within Level 3 of the fair value hierarchy.

The fair value of the indefinite-lived intangibles is determined through a relief from royalty method using certain unobservable inputs that fall within Level 3 of the fair value hierarchy. The respective carrying values are compared to the related estimated fair values and an impairment loss is recognized in an amount equal to the excess of the carrying value over estimated fair values.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Definite-lived Intangible Assets
Intangible assets with definite lives consist of franchise rights which arose from the purchase price allocation in connection with the Advent Acquisition and also include reacquired rights from the Company’s acquisitions of franchised restaurants. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
When evaluating the carrying amount for recoverability, the total future undiscounted net cash flows expected to be generated by the asset are compared to the carrying amount. If the total future undiscounted net cash flows are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model using unobservable inputs that fall within Level 3 of the fair value hierarchy.
Impairment Assessment of Long-lived Assets

Long-lived assets deployed at company-owned restaurants include (i) property, fixtures and equipment, (ii) operating lease right-of-use asset, net of the related operating lease liability and (iii) reacquired rights to the extent the restaurant had been previously acquired by the Company.

When circumstances indicate that the carrying value may not be recoverable, an evaluation for impairment is performed at the lowest level of identifiable cash flows, which is at the individual restaurant level. If the total future undiscounted net cash flows are less than the carrying value of the long-lived assets at the individual restaurant level, the fair value is determined based on discounted future net cash flows expected to result from the use and eventual disposition of the assets, which are unobservable inputs that fall within Level 3 of the fair value hierarchy. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value.

Self-Insurance Reserves

The Company is self-insured primarily for employee group health claims and for workers’ compensation in Ohio. The Company holds stop-loss insurance which funds individual health claims in excess of $125,000 per occurrence and workers’ compensation claims in Ohio in excess of $500,000 per occurrence annually. The Consolidated Statements of Operations and Comprehensive Loss include expenses related to the costs of claims reported and an estimate of claims incurred but not reported. A liability of $1.4 million and $1.3 million for estimated unpaid claims and other insurance liabilities is recorded within Accrued liabilities as of December 26, 2021 and December 27, 2020, respectively.

Revenue Recognition

Revenues from food and beverage sales are reported, net of discounts and taxes. For in-restaurant dining and take-out sales, revenues are recognized when payment is tendered. For delivery sales made through the Company’s mobile application and website, the Company controls the delivery services and recognizes revenue, including delivery fees, when the delivery partner transfers the food and beverage to the customer. With respect to sales made through the delivery partner’s mobile application or website, the Company recognizes revenue, excluding delivery fees collected by the delivery partner, when control of the food and beverage is transferred to the delivery partner. Payment is received from the delivery partner subsequent to the transfer of food and beverage and the payment terms are short-term.

Franchise revenues include initial franchise fees and ongoing sales-based royalty and system fund contributions, which are used for advertising, marketing and public relations programs and materials. The license granted to develop and operate a restaurant is the distinct performance obligation that is transferred to the franchisee. Ancillary promised services, such as training, which are not considered distinct within the context of the franchise agreement, are combined with the franchise license and are considered one distinct performance obligation. Payments for initial franchise fees are received either upon execution of the franchise agreement and/or upon opening of the restaurant. These payments are deferred and recognized as revenue throughout the contractual term of the related franchise agreement. Unamortized deferred franchise fees are recognized as revenue upon the termination of franchise agreements with franchisees. The short-term and long-term unamortized portion of these liabilities are included in Deferred revenues and in Other long-term liabilities, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Royalty and system fund contributions from franchisees are based on a percentage of sales and are recognized as revenue in the period the sales occurred.
Gift cards are sold at restaurants and certain retail venues. Deferred revenues include liabilities established for the value of the gift cards when sold. Revenue is recognized from gift card sales upon redemption by the customer. Management estimates the amount of gift cards for which the likelihood of redemption is remote, referred to as the “breakage factor,” using historical gift card redemption patterns. The estimated breakage, less an administrative fee, is recognized over the expected period of redemption as the remaining gift card values are redeemed, which is generally over a period of two years. Utilizing this method, Management estimates both the breakage and the time period of redemption. If actual redemption patterns vary from these estimates, actual gift card breakage income may differ from the amounts recorded. Estimates of the redemption period and breakage rate applied are updated periodically. Gift card liabilities are included in Deferred revenues.
Food and Beverage Costs

The components of food and beverage costs at company-owned restaurants fluctuate directly with sales volumes and are impacted by changes in commodity prices or promotional activities.
Pre-opening Expenses
Pre-opening expenses are costs incurred to open new company-owned restaurants. Pre-opening expenses include pre-opening rent expense, which is recognized during the period between the date of possession of the restaurant facility and the restaurant opening date. In addition, pre-opening expenses include manager salaries, recruiting expenses, employee payroll and training costs, which are recognized in the period in which the expense was incurred. Pre-opening expenses can fluctuate from period to period, based on the number and timing of new company-owned restaurant openings.
Consideration Received from Vendors

The Company receives consideration from certain vendors for volume rebates and advertising allowances. The Company accounts for consideration from a vendor as a reduction of the purchase price of the goods or services acquired from the vendor.
Advertising Costs
Advertising costs are recognized as incurred or, in the case of advertisements, when the advertisement occurs. Advertising costs were $4.8 million, $3.3 million and $4.4 million during Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively, and are included in General and administrative expenses and in Other restaurant operating expenses.
Debt Discount and Deferred Issuance Costs

Debt discount and deferred issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization expense of debt discount and deferred issuance costs is included in Interest expense.
Income Taxes

Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences between the carrying value and the tax basis of assets and liabilities as well as tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable in the years in which the differences are expected to be recovered or settled. Changes in deferred tax assets or liabilities are recognized in Income tax (expense) benefit.

Deferred tax assets are recognized for all deductible temporary differences to the extent that it is probable that taxable income will be available against which the deductible temporary differences can be utilized. Realization of deferred tax assets is dependent upon the availability of taxable income and a valuation allowance for deferred tax assets is provided when it is more likely than not that a portion of the deferred tax assets will not be realized. In the assessment for realization of deferred tax assets, Management considers all sources of taxable income including (i) taxable income in any available carry back period, (ii) scheduling of anticipated reversal of taxable temporary differences, (iii) tax-planning strategies and (iv) taxable income expected to be generated in the future other than from reversing temporary differences and

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

carryforwards. Management continues to evaluate the rationale for recording a valuation allowance on its deferred tax assets and as the Company increases earnings and utilizes deferred tax assets, it is possible the valuation allowance could be reduced or eliminated.

The Company has no uncertain tax positions requiring recognition or disclosure in the consolidated financial statements in Fiscal 2021, Fiscal 2020 and Fiscal 2019.

Interest and penalties, when incurred, are recognized in Other (expense) income, net.

Stock-Based Compensation

Stock-based compensation expense is recognized for stock option awards granted and is based on the fair value of the options on the date of grant. The fair value of stock option awards is determined using the Black-Scholes option pricing model.

In Fiscal 2021, prior to the IPO, the Company’s equity value was determined using the probability weighted expected return method (“PWERM”), or the hybrid method. Under the hybrid method, multiple valuation approaches are used and then combined into a single probability weighted valuation using a PWERM, which considers the probability of an initial public offering and sale scenarios. The results of the valuation approaches were weighted based on a variety of factors, including the current macroeconomic environment, current industry conditions and length of time since arms-length market transaction events. Additionally, a discount for lack of marketability was applied to account for the lack of access to an active public market. The resulting value was then allocated to outstanding equity using an option-pricing model. This process involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. The assumptions underlying these valuations represented Management’s best estimate, which involved inherent uncertainties and the application of Management’s judgment. As a result, if Management had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Stock-based compensation expense related to time-based stock option awards is recognized on an accelerated recognition method over the requisite service period. The fair value of performance-based stock option awards is recognized as expense when the performance condition is probable of being achieved. Forfeitures of stock option awards are recognized as they occur. Determining the fair value of stock option awards at the grant date requires judgment, including estimating the expected term that the stock options will be outstanding prior to exercise, volatility, dividend yield and risk-free interest rate. Stock-based compensation expense is included in General and administrative expenses. Stock option exercises are settled with authorized but unissued shares of the Company’s common stock.

Recently Adopted Financial Accounting Standards

On December 28, 2020, we adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740),” which simplified and clarifying certain technical guidelines for accounting for income taxes. The adoption of ASU 2019-12 did not result in a material change to our consolidated financial statements.

On December 31, 2018, the Company adopted ASC 842 using the modified retrospective transition method included in ASU 2018-11, “Leases (Topic 842), Targeted Improvements,” (“ASU 2018-11”). Management elected the package of practical expedients permitted under the transition guidance and also elected the accounting policy election to combine lease and non-lease components for restaurant facility leases. In addition, the Company adopted the short-term lease recognition exemption and did not recognize operating lease right-of-use assets and operating lease liabilities for leases with terms of twelve months or less. Management used the Company’s incremental borrowing rate to discount the future fixed lease payments for all leases. The Company’s incremental borrowing rate was determined based on a market yield implied by the outstanding secured term loans (see Note 10, Debt, for additional information), which was interpolated for various maturities based on the shape of the corresponding market yield curve. The corresponding market yield curve was selected based on the Company’s synthetic credit rating, which was determined using a regression analysis of rated publicly-traded comparable companies and their financial data.

On December 31, 2018, operating lease right-of-use assets of $246.0 million, operating lease liabilities of $252.8 million and a debit to the beginning balance of accumulated deficit for $0.1 million were recorded in conjunction with the adoption

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of ASU 2018-11. In addition, the land lease asset and related financing obligation of $1.5 million which related to one restaurant facility that was sold and leased back from a third party in 2014 and which did not previously qualify for sale accounting was derecognized. The lease related to this transaction is accounted for as an operating lease. Financing obligations are classified within Long-term debt, net. The adoption of ASC 842 did not have a material impact on the Consolidated Statements of Operations and Comprehensive Loss and the Consolidated Statement of Cash Flows in Fiscal 2019.

Summary of Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective beginning March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating its contracts and the optional expedients provided by the new standard.

3.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Deferred revenues:
Deferred gift card revenue	$4,410	$4,024
Deferred franchise fee revenue - current	244	249
Total current deferred revenues	$4,654	$4,273
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$2,292	$2,025

Changes in deferred gift card liabilities were as follows:

	FISCAL YEAR
(in thousands)	2021	2020	2019
Deferred gift card revenue:
Balance, beginning of period	$4,024	$6,902	$4,982
Gift card sales	8,286	5,197	15,898
Gift card redemptions	(7,152)	(6,924)	(12,689)
Gift card breakage	(748)	(1,151)	(1,435)
Gift card liabilities assumed through acquisitions	—	—	146
Balance, end of period	$4,410	$4,024	$6,902

Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in deferred franchise fee liabilities were as follows:

	FISCAL YEAR
(in thousands)	2021	2020	2019
Deferred franchise fee revenue:
Balance, beginning of period	$2,274	$2,456	$2,331
Cash received	537	158	687
Franchise revenues recognized	(275)	(340)	(436)
Business combinations	—	—	$(126)
Balance, end of period	$2,536	$2,274	$2,456

Revenues recognized disaggregated by type were as follows:

	FISCAL YEAR
(in thousands)	2021	2020	2019
Restaurant sales:
In-restaurant dining sales	$452,989	$257,029	$400,345
Third-party delivery sales	70,486	38,524	2,648
Take-out sales	68,868	41,880	26,316
Total restaurant sales	$592,343	$337,433	$429,309

Franchise revenues:
Royalty and system fund contributions	8,575	4,615	6,628
Initial fees	275	340	436
Total franchise revenues	$8,850	$4,955	$7,064
Total revenues	$601,193	$342,388	$436,373
Deferred revenues as of December 26, 2021 are expected to be recognized as follows:

Fiscal year	(in thousands)
2022	$4,654
2023	$318
2024	$305
2025	$308
2026	$299
Thereafter	$1,062

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    COVID-19 Charges
Charges recorded in connection with the COVID-19 pandemic were as follows for Fiscal 2021 and Fiscal 2020:

		FISCAL YEAR
(in thousands)	Consolidated Statements of Operations and Comprehensive Loss	2021	2020
Inventory obsolescence and spoilage	Food and beverage costs	$—	$562
Compensation for employees upon furlough and return from furlough	Labor and other related expenses	3	1,065
Health insurance costs paid for furloughed employees, net of employee retention credit of zero and $0.9 million, respectively	Labor and other related expenses	—	746
Other expenses	Other restaurant operating expenses	16	936
Compensation for employees upon furlough and return from furlough	General and administrative expenses	128	360
Other expenses	General and administrative expenses	64	1,080
Total COVID-19 charges		$211	$4,749

5.    Accounts Receivable
Accounts receivable consists of the following:

(in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Receivables related to gift card sales	$1,453	$1,028
Receivables from third-party delivery providers	1,021	1,742
Receivables from franchisees	927	591
Rebate receivables	428	514
Other receivables	621	40
Total accounts receivable	$4,450	$3,915
6.    Goodwill
As of December 26, 2021 and December 27, 2020, the Company had goodwill of $345.2 million.
Management performed a qualitative annual impairment assessment for goodwill as of the first day of the fourth quarter of Fiscal 2021 and concluded that impairment of goodwill was not more likely than not. As a result, a quantitative assessment was not required.
Management performed a quantitative impairment assessment of goodwill in April 2020 as the effect of the COVID-19 pandemic was considered a triggering event indicating that the carrying value of goodwill may not be recoverable. Management determined there was no impairment loss to be recognized. Management also performed the annual impairment test of goodwill as of the first day of the fourth quarter of Fiscal 2020 and determined there was no impairment loss to be recognized.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Intangible Assets, Net

Intangible assets, net consists of the following:

		DECEMBER 26, 2021
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$138,143	$(316)	$137,827
Franchise rights	9 years	9,404	(4,231)	5,173
		$147,547	$(4,547)	$143,000

		DECEMBER 27, 2020
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$137,776	$(316)	$137,460
Franchise rights	9 years	9,404	(3,202)	6,202
		$147,180	$(3,518)	$143,662

Management performed a qualitative annual impairment assessment of substantially all of the indefinite-lived intangible assets on the first day of the fourth quarter of Fiscal 2021 and concluded that impairment of the indefinite-lived intangible assets was not more likely than not. As a result, a quantitative assessment was not required. The indefinite-lived liquor licenses and definite-lived reacquired rights from the Company’s acquisitions were tested at the individual restaurant level in the asset group which includes long-lived assets of the individual restaurants (see Note 8, Property, Fixtures and Equipment, Net, for additional information).

Management performed a quantitative impairment assessment of the indefinite-lived intangible assets in April 2020 as the effect of the COVID-19 pandemic was considered a triggering event indicating that the carrying value of the intangible assets may not be recoverable. Management determined there was no impairment loss to be recognized. Management also performed an annual impairment test for the intangible assets on the first day of the fourth quarter of Fiscal 2020 and determined there was no impairment loss to be recognized.

In Fiscal 2019, a total non-cash impairment charge of $32.2 million was recognized related to The Egg & I trade name and franchise rights following Management’s identification of a triggering event resulting from a strategic review of its operations. All restaurants that operated under The Egg & I trade name had either closed, disenfranchised or were strategically acquired by the Company and converted to restaurants operating under the First Watch trade name as of December 29, 2019.
Total amortization expense related to definite-lived intangible assets was $1.0 million, $1.1 million, and $2.1 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
Estimated future amortization of definite-lived intangible assets as of December 26, 2021 is as follows:

Fiscal year	(in thousands)
2022	$960
2023	$809
2024	$809
2025	$809
2026	$635
Thereafter	$1,151

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Property, Fixtures and Equipment, Net
Property, fixtures and equipment, net consists of the following:

(in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Building and land improvements	$1,354	$1,354
Leased land asset	1,190	1,190
Leasehold improvements	146,583	128,252
Furniture, fixtures and equipment (including capitalized software)	118,734	105,520
Financing lease assets	3,320	3,137
Vehicles	455	455
Total property, fixtures and equipment	271,636	239,908
Accumulated depreciation	(115,582)	(86,250)
Construction-in-progress	8,641	7,086
Total property, fixtures and equipment, net	$164,695	$160,744
Depreciation expense was $31.3 million, $29.6 million and $25.9 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
The Company did not recognize an impairment loss in Fiscal 2021. The Company’s long-lived assets at company-owned restaurants were evaluated for impairment in April 2020 as a result of the effects of the COVID-19 pandemic using future undiscounted net cash flows over the respective lease terms. As the estimated future undiscounted net cash flows were greater than the net book value of the respective asset groups, no impairment loss was recognized in Fiscal 2020. In Fiscal 2019, a non-cash impairment charge of $0.3 million was recognized primarily related to one under-performing restaurant, which was recorded in Impairments and loss on disposal of assets. The impairment was determined as the amount by which the carrying value of the restaurant’s asset group exceeded its fair value. Fair value was determined based on estimates of discounted future cash flows.
Loss on disposals of assets recognized of $0.4 million and $0.3 million during Fiscal 2021 and Fiscal 2020, respectively related to retirements, replacements and disposals of fixed assets in the ordinary course of business. In Fiscal 2019, a loss on disposal of assets of $1.1 million was recognized associated with restaurants that were remodeled, relocated or closed.

As of December 26, 2021 and December 27, 2020, Property, fixtures and equipment, net included $1.2 million in land related to sale and leaseback transactions accounted for as financing obligations.
9.    Accrued Liabilities
Accrued liabilities consists of the following:

(in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Construction liabilities	$4,445	$4,301
Sales tax	3,337	2,159
Self-insurance and general liability reserves	1,353	1,297
Utilities	1,306	1,016
Credit card fees	940	520
Property tax	638	424
Contingent rent	628	234
Common area maintenance	482	700
Other	2,760	2,831
Total accrued liabilities	$15,889	$13,482

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Debt
Long-term debt, net consists of the following:

	DECEMBER 26, 2021		DECEMBER 27, 2020
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
New Facilities:
New Term Facility	$100,000	2.71%	$—	—
Senior Credit Facilities (1):
Initial Term Loan	—	—	150,214	8.00%
Initial Delayed Draw Term Loan	—	—	48,992	8.00%
First Amendment Delayed Draw Term Facility	—	—	49,458	8.00%
Second Amendment Delayed Draw Term Facility	—	—	39,369	8.00%
Finance lease liabilities	2,017		2,300
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(2,128)		(3,393)
Total Debt, net	102,939		289,990
Less: Current portion of long-term debt	(3,186)		(3,590)
Long-term debt, net	$99,753		$286,400
______________________________________________________________
(1) Borrowings under the Senior Credit Facilities bore interest, at the Company’s option, at a rate per annum equal to either (a) (i) the greater of an adjusted London Interbank Offered Rate (the “Adjusted Eurocurrency Rate”) and 1.00%, plus (ii) the applicable Adjusted Eurocurrency Rate spread, or (b) (i) the alternate base rate (“ABR”) plus (ii) the applicable ABR spread. ABR is a floating rate per annum equal to the highest of (i) the federal funds effective rate plus 0.50%, (ii) to the extent ascertainable, the London interbank offered rate for a one-month interest period on such day plus 1.00%, (iii) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the U.S. and (iv) 1.00%. Borrowings under the Senior Credit Facilities also bore an additional interest pursuant to the Fourth Amendment that is paid in kind. The applicable rate for the additional interest ranged from 0.25% to 1.50% of the outstanding balances, depending on the leverage ratio.
New Facilities
FWR Holding Corporation, (“FWR”), an indirect subsidiary of the Company, is the borrower under a new credit agreement, dated as of October 6, 2021, (the “New Credit Agreement”), which provides for (i) a $100.0 million term loan A facility (the “New Term Facility”) and (ii) a $75.0 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Facility, collectively, the “New Facilities”). The New Facilities mature on October 6, 2026. The New Revolving Credit Facility was undrawn at December 26, 2021.
The New Term Facility is subject to amortization of principal, payable in quarterly installments on the last business day of each fiscal quarter, commencing on March 27, 2022, equal to (i) 2.50% of the original principal amount of the term loans in fiscal year ended December 25, 2022, (ii) 5.00% of the original principal amount of the term loans in fiscal year ended December 31, 2023, (iii) 5.00% of the original principal amount of the term loans in fiscal year ended December 29, 2024, (iv) 7.50% of the original principal amount of the term loans in fiscal year ended December 28, 2025 and (v) 10.00% of the original principal amount of the term loans in fiscal year ended December 27, 2026. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) under the New Term Facility is payable at the maturity of the New Term Facility.

Borrowings under the New Facilities bear interest, at the option of FWR at either (i) the base rate plus a margin of between 125 and 200 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) the London interbank offer rate (“LIBOR”) plus a margin of between 225 and 300 basis points depending on the Total Rent Adjusted Net Leverage Ratio. In addition, an unused commitment fee of between 25 and 50 basis points will be paid on the undrawn commitments under the New Revolving Credit Facility, also depending on the Total Rent Adjusted Net Leverage Ratio. The New Credit Agreement has LIBOR fallback language and may be amended to replace the LIBOR with a secured overnight financing rate or another alternate benchmark rate upon reference rate reform and the occurrence of certain LIBOR cessation events.
Senior Credit Facilities

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Through October 6, 2021, FWR was the borrower under a credit agreement, dated as of August 21, 2017 (as amended by the First Amendment to Credit Agreement dated as of February 28, 2019 (the “First Amendment”), the Second Amendment to Credit Agreement dated as of December 20, 2019 (the “Second Amendment”), the Third Amendment and Waiver to Credit Agreement dated as of April 27, 2020 (the “Third Amendment”) and the Fourth Amendment to Credit Agreement dated as of August 14, 2020 (the “Fourth Amendment”), the “Credit Agreement”), which consisted of an initial term loan facility ($155.0 million), an initial delayed draw term facility ($50.0 million) and a revolving credit facility (available commitment of $20.0 million, including a $5.0 million sub-limit for letters of credit) for an initial total available borrowing commitment of $225.0 million. Pursuant to the First Amendment, an aggregate principal amount of $50.0 million was made available (the “first amendment delayed draw term facility”) and had been drawn in Fiscal 2019. Pursuant to the Second Amendment, an aggregate principal amount of $40.0 million was made available (the “second amendment delayed draw term facility”) and a total of $39.6 million had been drawn in Fiscal 2020. The Credit Agreement was set to mature on August 21, 2023.
The Senior Credit Facilities were subject to amortization of principal, payable in quarterly installments on the last business day of each fiscal quarter, equal to 0.25% of the original principal amounts borrowed. The remaining aggregate principal amounts outstanding (together with accrued and unpaid interest on the principal amount) under the Senior Credit Facilities were payable upon maturity.
The First Amendment and Second Amendment were accounted for as debt modifications and a total of $1.5 million in costs was incurred, of which $0.9 million was recognized and amortized as debt discount and deferred issuance costs and $0.6 million was recognized in Other (expense) income, net during Fiscal 2019.
The Third Amendment, which was a condition to borrowing under each delayed draw term facility and the revolving credit facility, (i) required that the aggregate cash balance of FWR and its subsidiaries would not exceed $15.0 million at the time of and immediately after giving effect to any such borrowing, (ii) modified certain affirmative and negative covenants under the Credit Agreement, (iii) added new affirmative covenants that required monthly financial and cash flow reporting through December 31, 2020 and (iv) waived a specific event of default relating to an over-borrowing. The Third Amendment was accounted for as a debt modification and all costs incurred were third-party costs that were recognized in Other (expense) income, net in Fiscal 2020.

Prior to the execution of the Fourth Amendment in August 2020, the Company received proceeds from an offering of preferred shares totaling $40.0 million (see Note 14, Stockholders’ Equity, for additional information). A portion of these proceeds were subsequently used to repay the outstanding balance of $10.5 million on the revolving credit facility.

Pursuant to the Fourth Amendment, which superseded the Third Amendment, additional interest was charged on outstanding amounts drawn that were to be paid in kind by being added to the outstanding principal amounts. The Fourth Amendment also provided for: (i) the suspension of debt covenant compliance from April 1, 2020 through March 28, 2021, (ii) additional reporting requirements, (iii) restrictions on payments, additional indebtedness and capital expenditures and (iv) additional financial and liquidity covenants. The Fourth Amendment was accounted for as a debt modification and all costs incurred were third-party costs that were recognized in Other (expense) income, net in Fiscal 2020.

The proceeds from the IPO, the proceeds from the New Term Facility and cash on hand were used to repay in full the outstanding indebtedness of the Senior Credit Facilities in October 2021. This repayment was accounted for as a debt extinguishment for accounting purposes and a loss on debt extinguishment of $2.4 million was recorded in the fourth fiscal quarter of 2021 in Other (expense) income, net.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models using market yield and yield volatility. At December 26, 2021, the estimated fair value of the outstanding debt under the New Facilities was $100.0 million.
Principal payments due on the outstanding debt, excluding finance lease liabilities and financing obligations, as of December 26, 2021 are as follows:

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year	(in thousands)
2022	$2,500
2023	5,000
2024	5,000
2025	7,500
2026	80,000
$100,000
Letter of Credit

The Company utilizes a standby letter of credit to satisfy workers’ compensation requirements, as discussed in Note 2, Summary of Significant Accounting Policies. The contract amount of the letter of credit approximates its fair value. As of December 26, 2021 and December 27, 2020, the open letter of credit was approximately $0.4 million and there were no draws against the letter of credit. The Company pays participation fees for the letter of credit based on a varying percentage of the amount not drawn.

Debt Covenants

The New Facilities are guaranteed by all of FWR’s wholly-owned domestic restricted subsidiaries, subject to customary exceptions, and by AI Fresh Parent, Inc., a Delaware corporation and the direct parent company of FWR, (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of FWR’s and each guarantor’s assets, including fixed assets and intangibles, in each case, subject to customary exceptions.

Under the New Credit Agreement, FWR (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with covenants under the New Credit Agreement as of December 26, 2021. FWR was in compliance with the covenants under the Credit Agreement as of December 27, 2020.

Note Payable

In October 2021, the Company entered into a financing agreement for the financing of insurance premiums in a total amount of approximately $3.0 million that bears interest of 2.41% and is payable in monthly installments of $0.3 million through August 30, 2022. As of December 26, 2021, the balance on the note payable was approximately $2.4 million.
11. Leases

The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	DECEMBER 26, 2021	DECEMBER 27, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$324,995	$307,558
Finance lease assets	Property, fixtures and equipment, net	1,892	2,212
Total lease assets		$326,887	$309,770

Operating lease liabilities(1) - current	Current portion of operating lease liabilities	$38,186	$40,111
Operating lease liabilities - non-current	Operating lease liabilities	330,495	307,802
Finance lease liabilities - current	Current portion of long-term debt	686	645
Finance lease liabilities - non-current	Long-term debt, net	1,331	1,655
Total lease liabilities		$370,698	$350,213
__________________________________________
(1) Excludes all variable lease expense

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense are as follows:

		FISCAL YEAR
(in thousands)	Consolidated Statements of Operations and Comprehensive Loss Classification	2021	2020	2019
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$44,906	$41,813	$37,075
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	12,811	9,692	9,788
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	543	501	425
Interest on lease liabilities	Interest expense	174	184	163
Total lease expense (1)		$58,434	$52,190	$47,451
__________________________________________
(1) Includes contingent rent of $1.1 million, $0.1 million and $0.7 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively
Supplemental cash flow information related to leases is as follows:

	FISCAL YEAR
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$40,601	$22,011	$23,195
Operating cash flows - finance leases	$174	$184	$163
Financing cash flows - finance leases	$507	$339	$500
Supplemental information related to leases was as follows:

	FISCAL YEAR
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	15.4	16.3
Finance leases	3.5	4.4
Weighted-average discount rate (1)
Operating leases	9.0%	9.1%
Finance leases	7.9%	8.0%
__________________________________
(1) Based on the Company’s incremental borrowing rate

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments on lease liabilities as of December 26, 2021 are as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal year
2022	$39,751	$709
2023	44,663	674
2024	45,086	674
2025	45,116	215
2026	45,015	24
Thereafter	492,004	13
Total future minimum lease payments (1)	711,635	2,309
Less: imputed interest	(342,954)	(292)
Total present value of lease liabilities	$368,681	$2,017
__________________________________
(1) Excludes approximately $30.2 million of executed operating leases that have not commenced as of December 26, 2021
Sale-Leaseback Transactions
In 2015, Management entered into an agreement relating to the sale and leaseback of the land for use in restaurant operations and received cash proceeds of $3.1 million. As the Company had continuing involvement with the property, the sale of the land did not qualify for sale accounting. As a result, the cash proceeds were recorded as a financing obligation. The balance of the financing obligation was $3.1 million as of December 26, 2021 and December 27, 2020.

12. Transaction (Income) Expenses, Net

Transaction (income) expenses, net consists of the following:

	FISCAL YEAR
(in thousands)	2021	2020	2019
Gain on lease modification	$(1,961)	$—	$—
Contingent consideration liability revaluation	801	(293)	(362)
Conversion costs	2	71	1,596
Loss (Gain) on restaurant closures/relocations	2	(36)	488
Gain on lease termination, net	—	—	(885)
Acquisition - related costs	—	—	872
Total transaction (income) expenses, net	$(1,156)	$(258)	$1,709

On September 27, 2021, an agreement was executed to terminate the lease for one company-owned restaurant. Pursuant to the agreement, the Company received $1.0 million in December 2021 and an additional $1.0 million will be paid to the Company upon vacating the leased restaurant facility by December 31, 2022, which is recorded within Other current assets. A gain on lease modification of $2.0 million was recognized in Fiscal 2021 as a result of this agreement.

The Company revalued the contingent consideration liability initially recognized in connection with the Advent Acquisition (see Note 13, Income Taxes, for additional information) and recorded a loss of $0.8 million in Fiscal 2021, a gain of $0.3 million in Fiscal 2020 and a gain of $0.4 million in Fiscal 2019.

In Fiscal 2019, a gain on lease termination of $0.9 million, net of closure costs, was recognized pursuant to an executed agreement to terminate the lease for one restaurant facility. In addition, a total of $1.6 million of costs were incurred in Fiscal 2019 in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and a total of $0.9 million of costs were incurred in connection with the acquisitions of certain restaurants from franchisees.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Income Taxes
Income tax (expense) benefit consists of the following:

	FISCAL YEAR
(in thousands)	2021	2020	2019
Current provision:
Federal	$—	$—	$—
State	(301)	(118)	(139)
Total current provision	(301)	(118)	(139)
Deferred (provision) benefit:
Federal	(1,825)	18,458	10,438
State	(351)	1,533	2,120
Total deferred (provision) benefit	(2,176)	19,991	12,558
Income tax (expense) benefit	$(2,477)	$19,873	$12,419

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	FISCAL YEAR
	2021	2020		2019
Income taxes at federal statutory rate	21.0%	21.0%		21.0%
State income taxes, net of federal tax effect	2.4	4.1		2.9
FICA tip credit	(1,200.2)	4.7		6.9
Valuation allowance for federal and state	1,528.2	(1.8)		(10.2)
Stock-based compensation	275.9	—	—	—
Other permanent items	57.6	—		—
Rate change	(17.3)	0.1		0.9
Other	1.9	0.5		—
Total	669.5%	28.6%		21.5%

The Company has a blended federal and state statutory rate of approximately 25.0%. The effective income tax rate for Fiscal 2021, Fiscal 2020 and Fiscal 2019 was different than the blended federal and state statutory rate mainly due to (i) the change in the valuation allowance and (ii) the benefit of the tax credits for FICA taxes on certain employee tips. The effective income tax rate for Fiscal 2021 was also different than the blended federal and state statutory rate as a result of the pre-vesting forfeiture of performance-based stock option awards for which the market condition was not satisfied upon the Company’s IPO (see Note 16, Stock Based Compensation, for additional information).

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of deferred tax assets and liabilities are as follows:

(in thousands)	DECEMBER 26, 2021	DECEMBER 27, 2020
Deferred income tax assets
FICA tip credit	$34,266	$28,324
Net operating loss	34,619	37,365
Operating lease liabilities	91,768	86,615
Organizational costs	673	914
Interest limitation	596	1,500
Accrued compensation	2,903	2,032
Deferred revenues	618	561
Stock-based compensation	1,843	918
Other	919	1,094
Valuation allowance	(35,863)	(30,214)
Total deferred income tax assets	132,342	129,109
Deferred income tax liabilities
Operating lease right-of-use assets	(80,401)	(76,190)
Depreciation	(28,479)	(27,873)
Intangible assets	(35,951)	(35,359)
Total deferred income tax liabilities	(144,831)	(139,422)
Net deferred income tax liabilities	$(12,489)	$(10,313)

Based upon an evaluation of the Company's deferred tax assets, Management has recognized a valuation allowance of $35.9 million and $30.2 million as of December 26, 2021 and December 27, 2020, respectively. The valuation allowance primarily relates to the Company’s federal tax credit carryforwards that are not expected to be realized prior to the statutory expiration of the carryforward. The valuation allowance will be maintained until sufficient positive evidence exists to support its reversal, including but not limited to, the magnitude and duration of the Company’s historical losses as compared to potential future profits within taxing jurisdictions to overcome such negative evidence.

Tax Carryforwards

The amount and expiration dates of federal tax loss carryforwards as of December 26, 2021 are as follows:

(in thousands)	Expiration Date	Amount
Federal net operating loss carryforwards	Indefinite	$119,348
Federal net operating loss carryforwards	2033 - 2037	$29,976
The Company also has state net operating loss carryforwards of $65.7 million at December 26, 2021. In addition, the Company has general business tax credits of $34.4 million at December 26, 2021, which can be carried forward twenty years and will expire between 2027 and 2041.
As of December 26, 2021, approximately $28.9 million, $19.0 million and $14.7 million of the federal loss carryforwards, state loss carryforwards and general business credits, respectively, were accumulated from operations prior to the Advent Acquisition in August 2017. To the extent these federal and state loss carryforwards and general business credits are utilized to reduce taxes payable, the Company is required to pay the previous stockholders an amount equal to tax savings. This requirement lapses with respect to any tax year, or portion thereof, beginning after December 31, 2024, or if a change in control event occurs. In connection with the accounting for the Advent Acquisition, a contingent consideration liability of $1.2 million was initially recognized, of which approximately $0.2 million was paid in Fiscal 2019. As a result of revaluing the contingent consideration liability using actual results, expected projections and state tax law changes in Fiscal 2021, the contingent consideration liability for expected payments to be made to the previous stockholders was $1.1 million as of December 26, 2021, of which $0.2 million was recorded within Accrued liabilities and $0.9 million was

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded within Other long-term liabilities. As of December 27, 2020, the contingent consideration liability was $0.3 million, of which $0.1 million was recorded within Accrued liabilities and $0.2 million within Other long-term liabilities.
Changes in the deferred tax asset valuation allowance are as follows:

(in thousands)
Balance as of December 30, 2018	$(24,654)
Increase	(4,321)
Balance as of December 29, 2019	(28,975)
Increase	(1,239)
Balance as of December 27, 2020	(30,214)
Increase	(5,649)
Balance as of December 26, 2021	$(35,863)

The Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 26, 2021, the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are from the year 2013 and forward.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to provide certain relief as a result of COVID-19. The CARES Act provides tax relief, along with other stimulus measures, including a retroactive technical correction of prior tax legislation for tax depreciation of certain qualified improvement property, among other changes. A total of $59.3 million of accelerated tax depreciation deductions was recognized related to qualified assets placed in service in Fiscal 2020, Fiscal 2019 and Fiscal 2018. Furthermore, the CARES Act made favorable changes to the Section 163(j) interest limitation and as a result, the Company was able to deduct additional interest totaling $18.9 million and $8.6 million for Fiscal 2020 and Fiscal 2019, respectively. In addition, Management began deferring the employer-paid portion of social security taxes as permitted by the CARES Act in the second quarter of Fiscal 2020. A total of $6.7 million was deferred, of which $3.3 million was paid in Fiscal 2021. The remaining balance is recorded within Accrued compensation and deferred payroll taxes at December 26, 2021. Furthermore, the CARES Act provided for refundable employee retention tax credits, which can be used to offset payroll tax liabilities. As a result, a credit of $0.9 million was recorded as an offset to payroll tax expense in Fiscal 2020.
14.    Stockholders’ Equity

In Fiscal 2020, the Company had issued 266,667 preferred stock shares having a par value of $0.01 per share to existing stockholders, including Advent International Corporation, directors and executive officers. The proceeds from the issuance of the preferred shares were used to repay the outstanding balance of $10.5 million on the revolving credit facility and for working capital and general corporate purposes in Fiscal 2020.

The preferred stock was automatically converted into 3,156,812 shares of common stock immediately prior to and in connection with the consummation of the Company’s IPO in October 2021.

Pursuant to the amendment to the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue 300,000,000 common stock shares with a par value of $0.01 per share and 10,000,000 preferred shares with a par value of $0.01 per share.

Each share of common stock entitles the holder to one vote for each share of common stock held and common stockholders will not have cumulative voting rights. Common stockholders are entitled to receive dividends, as and if declared by the board of directors. In addition, all common stockholders are entitled to share equally on a share-for-share basis in any assets available for distribution to common stockholders upon liquidation, dissolution, or winding up of the Company after payment is made to the preferred stockholders.

No cash dividends were declared or paid in Fiscal 2021, Fiscal 2020 and Fiscal 2019.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    Defined Contribution Plan
The Company sponsors a defined contribution 401(k) savings plan (“401(k) Plan”) which requires the Company to match contributions for participants with at least one year of service 25% of the first 6% of the employees’ wages deferred into the 401(k) Plan. The 401(k) Plan also allows for additional profit-sharing contributions by the Company at the sole discretion of Management. All Company contributions vest over a five-year period. Total expense for the Company’s contributions to the 401(k) Plan was $0.5 million, $0.3 million and $0.5 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

16.    Stock Based Compensation

Stock-based awards are granted to employees and non-employee directors. The Company has two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the board of directors. The 2017 Omnibus Equity Incentive Plan (the “2017 Equity Plan”) and the 2021 Equity Incentive Plan (the “2021 Equity Plan”) provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and stock-based awards.

2017 Equity Plan

The 2017 Equity Plan authorizes stock-based awards to be granted for up to 6,138,240 shares of common stock. The awards granted under the 2017 Equity Plan consist of non-qualified stock options that generally vest based over a five-year requisite service period from the date of grant (the “time-based option awards”), as well as upon the occurrence of certain events and if certain market conditions were achieved, the (“performance-based option awards”). Stock options have an exercisable life of no more than ten years from the date of grant. The exercise price for any stock option award must be at least equal to the fair value of the common stock on the grant date. A total of 4,409,331 shares of common stock are subject to outstanding option awards under the 2017 Equity Plan as of December 26, 2021. The Company does not intend to grant any further awards under the 2017 Equity Plan.

Modification of Performance-Based Option Awards- 2017 Equity Plan

On August 31, 2021, the Company’s board of directors amended the 2017 Equity Plan such that the performance-based option awards that convert into time-based option awards upon an initial public offering no longer vest over a period of three years, but instead vest one-third (1/3rd) on each of the first two anniversaries of an initial public offering and one-third (1/3rd) on the 273rd day following the second anniversary of an initial public offering. This was accounted for as a modification for accounting purposes, resulting in a new fair value for all the performance-based option awards using an option-pricing model as of the modification date. As of the modification date, the unrecognized compensation expense of all outstanding performance-based option awards was $15.6 million.

On September 19, 2021, the Company’s board of directors modified performance-based option awards that contained a market condition granted under the 2017 Equity Plan, such that the vesting terms for one such tranche were amended to waive the market condition. Accordingly, upon the Company’s IPO, such tranche converted into time-based option awards and vest one-third (1/3rd) on each of the first two anniversaries of the Company’s IPO and one-third (1/3rd) on the 273rd day following the second anniversary of the Company’s IPO. This was accounted for as a modification for accounting purposes resulting in a new fair value using the option-pricing model for such performance-based option awards as of the modification date. As of the modification date, the unrecognized compensation expense of this outstanding tranche was approximately $10.4 million.

On September 19, 2021, the Company’s board of directors modified the terms of performance-based option awards granted under the 2017 Equity Plan to the Company’s Chairman Emeritus. The modification accelerated the vesting period of the performance-based option awards that convert into time-based option awards upon an initial public offering such that they no longer vest one-third (1/3rd) on each of the first two anniversaries of an initial public offering and one-third (1/3rd) on the 273rd day following the second anniversary of an initial public offering, but instead will vest on August 1, 2022. Additionally, the exercise period of these time-based and performance-based vested option awards was modified such that any vested option may be exercised at any time prior to the 10th anniversary of the original grant date. These actions were accounted for as modifications for accounting purposes and resulted in an increase of $0.3 million to the fair value of these awards.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance-Based Option Awards - 2017 Equity Plan

Upon the consummation of the Company’s IPO in October 2021, certain performance-based option awards converted into time-based option awards and stock compensation expense of $2.4 million was recognized in the fourth quarter of Fiscal 2021. The remaining expense will be recognized on an accelerated recognition method over the remaining service period. An immediate one-time charge of $5.6 million was recognized upon closing of the IPO, which included (i) the expense from the date of the modifications through the IPO date and (ii) the expense related to performance-based option awards for which the market condition was not satisfied upon the Company’s IPO.
A summary of stock option activity under the 2017 Equity Plan for Fiscal 2021 is as follows:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 27, 2020	5,143,229	$10.08	$—
Granted	147,961	$12.68
Forfeited	(881,859)	$9.48
Outstanding, December 26, 2021	4,409,331	$9.48	$28,598

Exercisable, December 26, 2021	1,775,940	$8.96	$12,455

A summary of the non-vested stock options under the 2017 Equity Plan is as follows:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested, December 30, 2018	3,984,303	$1.84
Granted	829,807	$1.33
Vested	(429,979)	$1.86
Forfeited	(53,271)	$1.68
Nonvested, December 29, 2019	4,330,860	$1.74
Granted	272,410	$1.02
Vested	(487,086)	$1.80
Forfeited	(234,569)	$1.72
Nonvested, December 27, 2020	3,881,615	$1.68
Granted (1)	147,961	$6.35
Vested (1)	(514,326)	$1.76
Forfeited (1)	(881,859)	$4.26
Nonvested, December 26, 2021 (1)	2,633,391	$7.03
______________________________
(1) Weighted-average grant date fair value includes the fair value of the performance-based option awards as of the modification dates, as described above

The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock, or after the IPO, based on the closing price of the Company’s common stock on the Nasdaq.

The fair value of vested stock options was $0.9 million, $0.9 million and $0.8 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Stock-based compensation expense was $8.6 million, $0.8 million and $1.2 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 26, 2021, the amount of stock-based compensation expense not yet recognized on non-vested stock option awards was approximately $13.4 million and will be recognized over a weighted-average period of approximately 1.4 years. The remaining contractual life for stock option awards granted was approximately 6.2 years at December 26, 2021.
Fair value of Stock Options
The assumptions utilized to determine the fair value of the stock option awards were as follows for the following periods:

	FISCAL YEAR
	2021	2020	2019
Weighted average risk-free interest rate	1.0%	0.6%	2.0%
Weighted average expected volatility	50.3%	41.2%	34.1%
Expected term (years)	4.6	4.5	4.5
Expected dividend yield	—	—	—

The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected term of stock option awards has been determined based on data from publicly traded companies as the Company lacks company-specific historical or implied volatility information. Therefore, Management also estimated its expected volatility based on historical volatilities of a publicly traded set of peer companies in the restaurant industry. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not have intentions of paying dividends in the foreseeable future.

2021 Equity Plan

On September 19, 2021, the Company’s board of directors adopted, and on September 19, 2021 its stockholders approved, the 2021 Equity Plan, which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering on September 30, 2021. The number of shares of common stock to be reserved for issuance under the 2021 Equity Plan is 4,034,072 common shares (“Share Reserve”). The number of shares of common stock that may be issued under the 2021 Equity Plan will automatically increase on the first day of each fiscal year, commencing on January 1, 2023 and continuing for each fiscal year until, and including, the fiscal year ending on (and including) January 1, 2032, equal to the least of (i) 2% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, (ii) a number of shares of common stock determined by the board of directors; and (iii) the number of shares of common stock equal to the Share Reserve. If any award granted under the 2021 Equity Plan is cancelled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2021 Equity Plan and be available for future awards under the 2021 Equity Plan. Shares that are withheld from any award in payment of the exercise, base or purchase price or taxes related to such an award, not issued or delivered as a result of the net settlement of any award, or repurchased by the Company on the open market with the proceeds of a stock option will be deemed to have been delivered under the 2021 Equity Plan and will not be returned to the 2021 Equity Plan nor be available for future awards under the 2021 Equity Plan. There were no issuances under the 2021 Equity Plan as of December 26, 2021.
17.    Commitments and Contingencies
Purchase Commitments

Purchase obligations include agreements related to the construction or remodeling of restaurant facilities, the purchase of food, beverages, paper goods and other supplies, equipment purchases, marketing-related contracts and software license commitments and service contracts in the normal course of business. These obligations are generally pursuant to short-term purchase orders at prevailing market prices and are recorded as liabilities when the related goods are received or services

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

rendered. These commitments are cancellable and there are no material financial penalties associated with these commitments in the event of early termination.
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of December 26, 2021. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.
18.    Net Loss Per Common Share
The following table sets forth the computations of basic and diluted net loss per common share attributable to First Watch Restaurant Group, Inc.:

	FISCAL YEAR
(in thousands, except share and per share data)	2021	2020	2019
Numerator:
Net loss attributable to First Watch Restaurant Group, Inc.	$(2,107)	$(49,681)	$(45,439)
Denominator:
Weighted average common shares outstanding - basic and diluted	48,213,995	45,013,784	45,013,784
Net loss per common share attributable to First Watch Restaurant Group, Inc. - basic and diluted	$(0.04)	$(1.10)	$(1.01)
Diluted net loss per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for preferred stock and stock option awards outstanding and unvested at the end of the reporting period using the two-class method and treasury method, respectively. All stock option awards outstanding were excluded from the calculation of diluted net loss per common share because of their anti-dilutive impact for Fiscal 2021, Fiscal 2020 and Fiscal 2019. All preferred stock shares were excluded from the calculation of diluted net loss per common share because of their anti-dilutive impact for Fiscal 2021 and Fiscal 2020. As a result, there was no difference between basic and diluted net loss per common share attributable to First Watch Restaurant Group, Inc. during Fiscal 2021, Fiscal 2020 and Fiscal 2019.
19.    Condensed Financial Information of Registrant (Parent Company Only)

FIRST WATCH RESTAURANT GROUP, INC.
(PARENT COMPANY ONLY)
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 26, 2021	DECEMBER 27, 2020
Assets
Investment in subsidiaries	$504,429	$320,866

Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized and none outstanding at December 26, 2021; 266,667 shares authorized, issued and outstanding at December 27, 2020	$—	$3
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,048,446 and 45,013,784 shares issued and outstanding at December 26, 2021 and December 27, 2020, respectively	590	450
Additional paid-in capital	608,878	423,345
Accumulated deficit	(105,039)	(102,932)
Total equity attributable to First Watch Restaurant Group, Inc.	$504,429	$320,866

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	FISCAL YEAR
	2021	2020	2019
Equity in net loss of subsidiaries
Net loss and comprehensive loss	$(2,107)	$(49,681)	$(45,472)

Net loss per common share attributable to First Watch Restaurant Group, Inc. - basic and diluted	$(0.04)	$(1.10)	$(1.01)
Weighted average number of common shares outstanding - basic and diluted	48,213,995	45,013,784	45,013,784

Statements of cash flows have not been presented as First Watch Restaurant Group, Inc. did not have any cash as of, or for Fiscal 2021, Fiscal 2020 and Fiscal 2019.

Basis of Presentation

The Company is a holding company without any operations of its own (the “Parent Company”). Pursuant to the terms of the New Credit Agreement discussed in Note 10, Debt, the Company and certain subsidiaries of the Company have restrictions on their ability to, among other things, (i) incur additional indebtedness, pay dividends or make certain intercompany loans and advances, and (ii) exceed a maximum total rent adjusted net leverage ratio or fall below a minimum fixed charge coverage ratio. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company’s consolidated net assets as of December 26, 2021 and December 27, 2020.

These condensed financial statements have been prepared on a “parent-only” basis. These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the Company’s consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying financial information should be read in conjunction with the accompanying Company’s consolidated financial statements and related notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
•We did not design and maintain effective controls over the accounting for income taxes over the recording of deferred income taxes and the assessment of the realization of deferred tax assets. This material weakness resulted in adjustments to the income tax benefit, deferred taxes, goodwill, and liabilities in our fiscal 2018 consolidated financial statements, which were recorded prior to issuance. This material weakness also resulted in immaterial adjustments to the income tax benefit and deferred taxes and related disclosures in the fiscal 2017 and 2019 consolidated financial statements, which were corrected in the fiscal 2019 and 2020 consolidated financial statements, respectively. This material weakness also resulted in adjustments to the income tax expense and deferred taxes in our fiscal 2021 consolidated financial statements, which were recorded prior to issuance.

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
Additionally, each of the aforementioned material weaknesses could result in a misstatement of the consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
Management’s Report on Internal Control Over Financial Reporting and Attestation Report
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics and Business Conduct that applies to, among others, our chief executive officer, chief financial officer (who is also our principal accounting officer), and other finance and accounting leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website. The Internet address for our website is www.firstwatch.com, and the Code of Ethics and Business Conduct may be found on our main webpage by clicking first on “Investors” and then on “Corporate Governance” and next on “Code of Ethics and Business Conduct.” If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer (who is also our principal accounting officer), or other finance and accounting leaders, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website as specified above or in a report on Form 8-K filed with the SEC.
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1: Director Election Proposal,” “Information Regarding the board of directors and Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement for the Annual Meeting of Shareholders expected to be held on May 24, 2022 (the “Proxy Statement”).
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-End,” and “Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Information Regarding the board of directors and Corporate Governance” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the sections entitled “Proposal 2: Auditor Ratification Proposal,” “Auditors Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.Financial Statements

Consolidated financial statements filed as part of this report are listed under Item 8, “Financial Statements and Supplementary Data.”

2.Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits

Exhibit No.	DESCRIPTION	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Amended and Restated Certificate of Incorporation of First Watch Restaurant Group, Inc.	October 6, 2021 Form 8-K, Exhibit 3.1
3.2	Amended and Restated Bylaws of First Watch Restaurant Group, Inc.	October 6, 2021 Form 8-K, Exhibit 3.2
4.1	Form of Certificate of Common Stock	September 7, 2021 Form S-1, Exhibit 4.1
4.2	Registration Rights Agreement by and among First Watch Restaurant Group, Inc. and the other parties thereto, dated as of October 1, 2021	Filed herewith
4.3	Description of First Watch Restaurant Group, Inc. Securities	Filed herewith
10.1
Credit Agreement, dated as of October 6, 2021, by and among FWR Holding Corporation, AI Fresh Parent, Inc., the lenders party thereto, the other parties therein and Bank of America, N.A., as administrative agent
October 6, 2021, Form 8-K, Exhibit 10.1
10.2(a)	Credit Agreement, dated as of August 21, 2017, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(a)
10.2(b)	First Amendment to Credit Agreement, dated as of February 28, 2019, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(b)
10.2(c)	Second Amendment to Credit Agreement, dated as of December 20, 2019, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(c)
10.2(d)	Third Amendment to Credit Agreement, dated as of April 27, 2020, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(d)
10.2(e)	Fourth Amendment to Credit Agreement, dated as of August 14, 2020, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as Administrative Agent	September 7, 2021, Form S-1, Exhibit 10.1(e)
10.3*	Employment Agreement, dated March 9, 2022, by and between First Watch Restaurants, Inc. and Christopher A. Tomasso	March 11, 2022, Form 8-K, Exhibit 10.1
10.4*	Employment Agreement, dated August 21, 2017, by and between First Watch Restaurants, Inc. and Laura Sorensen	September 7, 2021, Form S-1, Exhibit 10.4
10.6*	Letter Agreement, dated February 1, 2021, by and between First Watch Restaurants, Inc. and Kenneth L. Pendery, Jr.	September 7, 2021, Form S-1, Exhibit 10.8

10.7*	Letter Agreement, dated July 12, 2018, by and between First Watch Restaurants, Inc. and Mel Hope	Filed herewith
10.8*	First Watch Restaurant Group, Inc. 2017 Omnibus Equity Incentive Plan (formerly known as the AI Fresh Super Holdco, Inc. 2017 Omnibus Equity Incentive Plan)	September 7, 2021, Form S-1, Exhibit 10.3
10.9*	First Watch Restaurant Group, Inc. 2021 Equity Incentive Plan	Filed herewith
10.10*	Form of 2022 Stock Option Agreement	Filed herewith
10.11*	Form of Director Indemnification Agreement for First Watch Restaurant Group, Inc.	September 7, 2021, Form S-1, Exhibit 10.7
21.1	List of subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K)	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	Furnished herewith
101
The financial information from First Watch Restaurant Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021, filed on March 23, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
Filed herewith
104	Cover Page Interactive Date File (formatted as iXBRL and contained in Exhibit 101)	Filed herewith

* Denotes a management contract or compensatory plan or arrangement.
** This certification is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Mel Hope
Mel Hope, Chief Financial Officer
Date:	March 23, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher A. Tomasso and Mel Hope, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and their substitutes, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Tomasso	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022
Christopher A. Tomasso

/s/ Mel Hope	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2022
Mel Hope

/s/ Kenneth L. Pendery, Jr.	Director and Chairman Emeritus	March 23, 2022
Kenneth L. Pendery, Jr.

/s/ Ralph Alvarez	Director and Chairman of the Board	March 23, 2022
Ralph Alvarez

/s/ Julie M.B. Bradley	Director	March 23, 2022
Julie M.B. Bradley

/s/ Tricia Glynn	Director	March 23, 2022
Tricia Glynn

/s/ William Kussell	Director	March 23, 2022
William Kussell

/s/ Lisa Price	Director	March 23, 2022
Lisa Price

/s/ Michael White	Director	March 23, 2022
Michael White