Form 10-Q
period 2022-03-27
First Watch Restaurant Group, Inc.
filed 2022-05-10
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-40866
First Watch Restaurant Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware		82-4271369
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
8725 Pendery Place, Suite 201, Bradenton, FL 34201
(Address of Principal Executive Offices) (Zip Code)
(941) 907-9800
(Registrant’s telephone number, including area code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 59,048,446 shares of common stock as of May 6, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed herein, including under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors”, and in our Annual Report on Form 10-K as of and for the year ended December 26, 2021 (“2021 Form 10-K”), including under Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements included in this Form 10-Q are made only as of the date hereof and are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	MARCH 27, 2022	DECEMBER 26, 2021
Assets
Current assets:
Cash and cash equivalents	$46,521	$51,864
Restricted cash	251	251
Accounts receivable	3,027	4,450
Inventory	3,726	4,023
Prepaid expenses	6,316	5,677
Other current assets	1,410	1,432
Total current assets	61,251	67,697
Goodwill	345,219	345,219
Intangible assets, net	142,859	143,000
Operating lease right-of-use assets	331,109	324,995
Property, fixtures and equipment, net of accumulated depreciation of $123,285 and $115,582, respectively	167,578	164,695
Other long-term assets	1,320	1,311
Total assets	$1,049,336	$1,046,917
Liabilities and Equity
Current liabilities:
Accounts payable	$7,965	$11,060
Accrued liabilities	17,535	15,889
Accrued compensation and deferred payroll taxes	11,966	21,196
Deferred revenues	3,002	4,654
Current portion of operating lease liabilities	37,689	38,186
Current portion of long-term debt	3,783	3,186
Note payable	1,307	2,352
Total current liabilities	83,247	96,523
Operating lease liabilities	338,460	330,495
Long-term debt, net	98,453	99,753
Deferred income taxes	14,535	12,489
Other long-term liabilities	3,278	3,228
Total liabilities	537,973	542,488
Commitments and contingencies (Note 9)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,048,446 shares issued and outstanding	590	590
Additional paid-in capital	611,172	608,878
Accumulated deficit	(100,399)	(105,039)
Total equity	511,363	504,429
Total liabilities and equity	$1,049,336	$1,046,917
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Revenues:
Restaurant sales	$170,669	$125,366
Franchise revenues	2,443	1,803
Total revenues	173,112	127,169
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	39,403	26,916
Labor and other related expenses	55,142	40,049
Other restaurant operating expenses	27,317	22,020
Occupancy expenses	14,383	13,301
Pre-opening expenses	985	1,164
General and administrative expenses	19,563	11,953
Depreciation and amortization	8,223	7,786
Impairments and loss on disposal of assets	79	124
Transaction expenses, net	257	11
Total operating costs and expenses	165,352	123,324
Income from operations	7,760	3,845
Interest expense	(1,006)	(6,316)
Other income, net	163	254
Income (Loss) before income taxes	6,917	(2,217)
Income tax (expense) benefit	(2,277)	175
Net income (loss) and total comprehensive income (loss)	$4,640	$(2,042)
Net income (loss) per common share - basic	$0.08	$(0.05)
Net income (loss) per common share - diluted	$0.08	$(0.05)
Weighted average number of common shares outstanding - basic	59,048,446	45,013,784
Weighted average number of common shares outstanding - diluted	59,983,150	45,013,784

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 26, 2021	59,048,446	$590	$608,878	$(105,039)	$504,429
Net income	—	—	—	4,640	4,640
Stock-based compensation	—	—	2,294	—	2,294
Balance at March 27, 2022	59,048,446	$590	$611,172	$(100,399)	$511,363

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 27, 2020	266,667	$3	45,013,784	$450	$423,345	$(102,932)	$320,866
Net loss	—	—	—	—	—	(2,042)	(2,042)
Stock-based compensation	—	—	—	—	129	—	129
Balance at March 28, 2021	266,667	$3	45,013,784	$450	$423,474	$(104,974)	$318,953

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Cash flows from operating activities:
Net income (loss)	$4,640	$(2,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,223	7,786
Stock-based compensation	2,294	129
Non-cash operating lease costs	3,836	3,066
Deferred income taxes	2,046	(193)
Amortization of debt discount and deferred issuance costs	112	320
Impairments and loss on disposal of assets	79	124
Changes in assets and liabilities:
Accounts receivable	1,423	1,183
Inventory	297	121
Prepaid expenses	(639)	(1,295)
Other assets, current and long-term	13	32
Accounts payable	(3,095)	176
Accrued liabilities	2,074	2,638
Accrued compensation and deferred payroll taxes, current and long-term	(9,230)	(2,013)
Deferred revenues, current and long-term	(1,602)	(1,339)
Operating lease liabilities	(2,482)	(2,864)
Net cash provided by operating activities	7,989	5,829
Cash flows from investing activities:
Capital expenditures	(11,357)	(10,509)
Purchase of intangible assets	(101)	(84)
Net cash used in investing activities	(11,458)	(10,593)
Cash flows from financing activities:
Repayments of note payable	(1,045)	—
Repayments of long-term debt, including finance lease liabilities	(751)	(852)
Contingent consideration payment	(78)	—
Net cash used in financing activities	(1,874)	(852)
Net decrease in cash and cash equivalents and restricted cash	(5,343)	(5,616)
Cash and cash equivalents and restricted cash:
Beginning of period	52,115	39,097
End of period	$46,772	$33,481
Supplemental cash flow information:
Cash paid for interest	$952	$4,956
Cash paid for income taxes, net of refunds	$—	$(70)
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Supplemental disclosures of non-cash investing and financing activities:
Interest converted to long-term debt	$—	$1,104
Leased assets obtained in exchange for new operating lease liabilities	$10,330	$5,158
Leased assets obtained in exchange for new finance lease liabilities	$27	$93
Remeasurements of operating lease assets and lease liabilities	$(380)	$(750)
Remeasurements of finance lease assets and lease liabilities	$(91)	$—
Change in liabilities from acquisition of property, fixtures and equipment	$(350)	$(93)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 28 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of March 27, 2022 and December 26, 2021, the Company operated 346 company-owned restaurants and 341 company-owned restaurants, respectively, and had 95 franchise-owned restaurants and 94 franchise-owned restaurants, respectively.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The Company’s fiscal quarters are comprised of 13 weeks each, except for fiscal years consisting of 53 weeks for which the fourth quarter will consist of 14 weeks, and end on the 13th Sunday of each quarter (14th Sunday of the fourth quarter, when applicable). The quarters ended March 27, 2022 and March 28, 2021 were both 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 26, 2021 (“2021 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the 2021 Form 10-K and include all adjustments necessary for the fair statement of the consolidated financial statements for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for other interim periods or the entire fiscal year.
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
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, note payable and other current liabilities, approximate their fair values due to their short-term maturities. At March 27, 2022, the carrying amount of the Company’s outstanding debt under the new facilities pursuant to the new credit agreement executed in October 2021 approximated its fair value.
Summary of Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective beginning March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating its contracts and the optional expedients provided by the new standard.
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Deferred revenues:
Deferred gift card revenue	$2,752	$4,410
Deferred franchise fee revenue - current	250	244
Total current deferred revenues	$3,002	$4,654
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$2,342	$2,292
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021
Deferred gift card revenue:
Balance, beginning of period	$4,410	$4,024
Gift card sales	1,216	932
Gift card redemptions	(2,590)	(2,073)
Gift card breakage	(284)	(213)
Balance, end of period	$2,752	$2,670
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021
Deferred franchise fee revenue:
Balance, beginning of period	$2,536	$2,274
Cash received	120	82
Franchise revenues recognized	(64)	(68)
Balance, end of period	$2,592	$2,288
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021
Restaurant sales:
In-restaurant dining sales	$132,892	$87,131
Third-party delivery sales	21,026	20,754
Take-out sales	16,751	17,481
Total restaurant sales	$170,669	$125,366

Franchise revenues:
Royalty and system fund contributions	$2,379	$1,735
Initial fees	64	68
Total franchise revenues	$2,443	$1,803
Total revenues	$173,112	$127,169

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Receivables from third-party delivery providers	$1,260	$1,021
Receivables from franchisees	1,033	927
Rebate receivables	334	428
Receivables related to gift card sales	337	1,453
Other receivables	63	621
Total accounts receivable	$3,027	$4,450
5.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	MARCH 27, 2022	DECEMBER 26, 2021
Construction liabilities	$4,095	$4,445
Sales tax	4,000	3,337
Self-insurance and general liability reserves	1,611	1,353
Utilities	1,188	1,306
Credit card fees	1,069	940
Property tax	699	638
Contingent rent	654	628
Common area maintenance	514	482
Other	3,705	2,760
Total accrued liabilities	$17,535	$15,889
6.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	MARCH 27, 2022	DECEMBER 26, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$331,109	$324,995
Finance lease assets	Property, fixtures and equipment, net	1,707	1,892
Total lease assets		$332,816	$326,887

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	37,689	38,186
Operating lease liabilities - non-current	Operating lease liabilities	338,460	330,495
Finance lease liabilities - current	Current portion of long-term debt	658	686
Finance lease liabilities - non-current	Long-term debt, net	1,169	1,331
Total lease liabilities		$377,976	$370,698
_____________
(1) Excludes all variable lease expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income (Loss) Classification	THIRTEEN WEEKS ENDED
		MARCH 27, 2022	MARCH 28, 2021
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$12,046	$10,852
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	3,399	2,946
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	135	131
Interest on lease liabilities	Interest expense	37	46
Total lease expense (1)		$15,617	$13,975
_____________
(1) Includes contingent rent of $0.4 million and $0.1 million during the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively.
Supplemental cash flow information related to leases was as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$10,630	$10,637
Operating cash flows - finance leases	$37	$46
Financing cash flows - finance leases	$126	$116
Supplemental information related to leases was as follows:

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
Weighted-average remaining lease term (in years)
Operating leases	15.2	16.1
Finance leases	3.3	4.2
Weighted-average discount rate (1)
Operating leases	8.9%	9.1%
Finance leases	7.8%	8.0%
____________
(1) Based on the Company’s incremental borrowing rate.
As of March 27, 2022, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	Operating Leases	Finance Leases
Fiscal year
2022	$29,861	$523
2023	43,628	642
2024	46,036	642
2025	46,119	218
2026	46,019	28
Thereafter	502,974	20
Total future minimum lease payments (1)	714,637	2,073
Less: imputed interest	(338,488)	(246)
Total present value of lease liabilities	$376,149	$1,827
_____________
(1) Excludes approximately $48.0 million of executed operating leases that have not commenced as of March 27, 2022.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stock-Based Compensation
Stock-based awards are granted to employees and non-employee directors. The Company has two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the board of directors. The 2017 Omnibus Equity Incentive Plan (the “2017 Equity Plan”) and the 2021 Equity Incentive Plan (the “2021 Equity Plan”) provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and stock-based awards. No awards were granted under the 2017 Equity Plan during the thirteen weeks ended March 27, 2022 and the Company does not intend to grant any further awards under the 2017 Equity Plan. A total of 999,277 time-based stock option awards were granted under the 2021 Equity Plan during the thirteen weeks ended March 27, 2022 which vest over a three-year requisite service period from the date of grant and expire 10 years after the grant date. At March 27, 2022, a total of 3,034,795 common shares were available to grant under the 2021 Equity Plan.
Stock option Activity
A summary of stock option activity for the Company’s stock-based compensation plans during the thirteen weeks ended March 27, 2022 is as follows:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, December 26, 2021	4,409,331	$9.48	$28,598
Granted	999,277	$12.58
Forfeited	(34,660)	$12.68
Outstanding, March 27, 2022	5,373,948	$10.04	$13,979

Exercisable, March 27, 2022	1,798,387	$9.01	$6,497
A summary of the non-vested stock options for the Company’s stock-based compensation plans is as follows:

	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested, December 26, 2021	2,633,391	$7.03
Granted	999,277	$6.76
Vested	(22,447)	$3.13
Forfeited	(34,660)	$6.38
Nonvested, March 27, 2022	3,575,561	$6.99

Fair value of Stock Options
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation model. The assumptions utilized to estimate the grant-date fair value of the stock option awards granted during the thirteen weeks ended March 27, 2022 were as follows:

Expected term (years)	6.5
Expected volatility	52.4%
Risk-free interest rate	2.6%
Expected dividend yield	—
The Company does not have sufficient historical stock option exercise activity and therefore Management estimated the expected term of stock options granted using the simplified method, which represents the mid-point between the vesting period and the contractual term for each grant. The expected volatility of stock options is based on the historical volatilities of a set of publicly traded peer companies in a similar industry. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not have intentions of paying dividends in the foreseeable future.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation expense was $2.3 million and $0.1 million for the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively.
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq.
Unrecognized stock-based compensation expense
As of March 27, 2022, the amount of stock-based compensation expense not yet recognized was approximately $17.6 million and will be recognized over a weighted-average period of approximately 1.6 years.
8.    Income Taxes

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021
Income (Loss) before income taxes	$6,917	$(2,217)
Income tax (expense) benefit	$(2,277)	$175
Effective income tax rate	32.9%	7.9%
The effective income tax rate for the thirteen weeks ended March 27, 2022 was 32.9% as compared to 7.9% for the thirteen weeks ended March 28, 2021. The change in the effective income tax rates was primarily due to (i) forecasted 2022 pre-tax book income as compared to forecasted 2021 pre-tax book loss, (ii) the change in the valuation allowance for federal and state deferred tax assets and (iii) limitations on deductions of certain compensation.
The Company has a blended federal and state statutory rate of approximately 25.0%. The effective income tax rates for the thirteen weeks ended March 27, 2022 and March 28, 2021 were different than the blended federal and state statutory rate primarily due to (i) the benefit of tax credits for FICA taxes on certain employees’ tips, (ii) the change in the valuation allowance for federal and state deferred tax assets and (iii) limitations on deductions of certain compensation.
9.    Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of March 27, 2022. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.

Unclaimed Property

The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unredeemed gift card balances. During the first quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On April 22, 2022, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. The Company intends to work in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit. Any potential loss, or range of loss, that may result from this matter is not currently reasonably estimable.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per common share:

	THIRTEEN WEEKS ENDED
(in thousands, except share and per share data)	MARCH 27, 2022	MARCH 28, 2021
Numerator:
Net income (loss)	$4,640	$(2,042)
Denominator:
Weighted average common shares outstanding - basic	59,048,446	45,013,784
Weighted average common shares outstanding - diluted	59,983,150	45,013,784
Net income (loss) per common share - basic	$0.08	$(0.05)
Net income (loss) per common share - diluted	$0.08	$(0.05)
Option awards outstanding not included in diluted net income (loss) per common share as their effect is anti-dilutive	2,150,374	2,645,613
Diluted net income (loss) per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock option awards outstanding and unvested as of the respective periods using the treasury method.
During the thirteen weeks ended March 28, 2021, all preferred shares and all stock option awards were excluded from the calculation of diluted net loss per common share because of their anti-dilutive impact. The performance-based stock option awards were excluded from the diluted net loss per common share calculation as the performance condition was not considered probable of being met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements as of and for the fiscal year ended December 26, 2021 and notes included in our 2021 Form 10-K. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our 2021 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. In March 2022, First Watch was awarded ADP’s prestigious Culture at Work award. The Company is majority owned by Advent International Corporation, one of the world’s largest private-equity firms. On October 1, 2021, the Company’s common stock began trading on Nasdaq under the ticker symbol “FWRG.”

The Company does not operate outside of the United States. The Company operates and franchises restaurants in 28 states under the “First Watch” trade name and as of March 27, 2022, the Company had 346 company-owned restaurants and 95 franchise-owned restaurants.
Recent Developments

Financial highlights for the thirteen weeks ended March 27, 2022 (“first quarter of 2022”) as compared to the thirteen weeks ended March 28, 2021 (“first quarter of 2021”) reflect the continued momentum of our strong operating performance and include the following:

•Total revenues increased 36.1% to $173.1 million in the first quarter of 2022 from $127.2 million in the first quarter of 2021
•System-wide sales increased 35.6% to $214.1 million in the first quarter of 2022 from $158.0 million in the first quarter of 2021
•Same-restaurant sales growth of 27.2% (26.1% relative to the first quarter of 2019*)
•Same-restaurant traffic growth of 21.9% (3.4% relative to the first quarter of 2019*)
•Income from operations margin of 4.5% during the first quarter of 2022 compared to 3.1% in the first quarter of 2021
•Restaurant level operating profit margin** increased to 19.6% in the first quarter of 2022 from 17.5% in the first quarter of 2021
•Net income of $4.6 million, or $0.08 per diluted share, in the first quarter of 2022 compared to Net loss of $(2.0) million, or $(0.05) per diluted share, in the first quarter of 2021
•Adjusted EBITDA** increased to $19.4 million in the first quarter of 2022 from $13.0 million in the first quarter of 2021
•Opened 7 system-wide restaurants in 5 states resulting in a total of 441 system-wide restaurants (346 company-owned and 95 franchise-owned) across 28 states
___________________
* Comparison to the thirteen weeks ended March 31, 2019 (“first quarter of 2019”) is presented for enhanced comparability due to the economic impact of COVID-19.
** See Non-GAAP Financial Measures section below.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen weeks ended March 27, 2022 and March 28, 2021, there were 305 restaurants and 270 restaurants in our Comparable Restaurant Base, respectively. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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

Adjusted EBITDA: represents Net income (loss) before depreciation and amortization, interest expense, income taxes, and items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of Net income (loss), the most directly comparable measure in accordance with accounting principles generally accepted in the United States of America (“GAAP”), to Adjusted EBITDA, included in the section Non-GAAP Financial Measures below.

Adjusted EBITDA Margin: represents Adjusted EBITDA as a percentage of total revenues. See Non-GAAP Financial Measures below for a reconciliation to the most directly comparable GAAP measure.

Restaurant Level Operating Profit: represents restaurant sales, less restaurant operating expenses, which include food and beverage costs, labor and other related expenses, other restaurant operating expenses, pre-opening expenses and occupancy expenses. Restaurant level operating profit excludes corporate-level expenses and other items that we do not consider in the evaluation of the ongoing core operating performance of our restaurants as identified in the reconciliation of Income from operations, the most directly comparable GAAP measure, to Restaurant level operating profit, included in the section Non-GAAP Financial Measures below.

Restaurant Level Operating Profit Margin: represents Restaurant level operating profit as a percentage of restaurant sales. See Non-GAAP Financial Measures below for a reconciliation to the most directly comparable GAAP measure.

Selected Operating Data

	THIRTEEN WEEKS ENDED
	MARCH 27, 2022	MARCH 28, 2021
System-wide sales (in thousands)	$214,121	$157,964
System-wide restaurants	441	415
Company-owned	346	328
Franchise-owned	95	87
Same-restaurant sales growth	27.2%	14.1%
Same-restaurant traffic growth	21.9%	2.2%
Income from operations (in thousands)	$7,760	$3,845
Income from operations margin	4.5%	3.1%
Restaurant level operating profit (in thousands) (1)	$33,439	$21,924
Restaurant level operating profit margin (1)	19.6%	17.5%
Net income (loss) (in thousands)	$4,640	$(2,042)
Net income (loss) margin	2.7%	(1.6)%
Adjusted EBITDA (in thousands) (2)	$19,364	$12,982
Adjusted EBITDA margin (2)	11.2%	10.2%
________________
(1) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, are set forth in the schedules within the Non-GAAP Financial Measures section below.
(2) Reconciliations from Net income (loss) and Net income (loss) margin, the most comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, are set forth in the schedules within the Non-GAAP Financial Measures section below.

Same-Restaurant Sales Growth and Same-Restaurant Traffic Growth

Thirteen Weeks Ended	Same-Restaurant Sales Growth	Same-Restaurant Traffic Growth	Comparable Restaurant Base
March 27, 2022	27.2%	21.9%	305
March 28, 2021	14.1%	2.2%	270
March 29, 2020	(10.7)%	(14.2)%	212
March 31, 2019	6.3%	3.0%	168

Results of Operations
Thirteen Weeks Ended March 27, 2022 Compared to Thirteen Weeks Ended March 28, 2021
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or Restaurant sales for the thirteen weeks ended March 27, 2022 and March 28, 2021:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022		MARCH 28, 2021
Revenues
Restaurant sales	$170,669	98.6%	$125,366	98.6%
Franchise revenues	2,443	1.4%	1,803	1.4%
Total revenues	$173,112	100.0%	$127,169	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	39,403	23.1%	26,916	21.5%
Labor and other related expenses	55,142	32.3%	40,049	31.9%
Other restaurant operating expenses	27,317	16.0%	22,020	17.6%
Occupancy expenses	14,383	8.4%	13,301	10.6%
Pre-opening expenses	985	0.6%	1,164	0.9%
General and administrative expenses	19,563	11.3%	11,953	9.4%
Depreciation and amortization	8,223	4.8%	7,786	6.1%
Impairments and loss on disposal of assets	79	—%	124	0.1%
Transaction expenses, net	257	0.1%	11	—%
Total operating costs and expenses	165,352	95.5%	123,324	97.0%
Income from operations (1)	7,760	4.5%	3,845	3.1%
Interest expense	(1,006)	(0.6)%	(6,316)	(5.0)%
Other income, net	163	0.1%	254	0.2%
Income (Loss) before income taxes	6,917	4.0%	(2,217)	(1.7)%
Income tax (expense) benefit	(2,277)	(1.3)%	175	0.1%
Net income (loss) and total comprehensive income (loss)	$4,640	2.7%	$(2,042)	(1.6)%
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Restaurant sales:
In-restaurant dining sales	$132,892	$87,131	52.5%
Third-party delivery sales	21,026	20,754	1.3%
Take-out sales	16,751	17,481	(4.2)%
Total Restaurant sales	$170,669	$125,366	36.1%

The increase in total restaurant sales during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily due to (i) $44.3 million of higher restaurant sales from the Comparable Restaurant Base, driven by same-restaurant traffic growth of 21.9%, menu price increases and sustained off-premises sales, (ii) 20 NROs that have opened since March 28, 2021 and (iii) certain dining room restrictions imposed pursuant to state and local government mandates during the thirteen weeks ended March 28, 2021 in response to COVID-19.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Franchise revenues:
Royalty and system fund contributions	$2,379	$1,735	37.1%
Initial fees	64	68	(5.9)%
Total Franchise revenues	$2,443	$1,803	35.5%
The increase in franchise revenues during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily driven by the increase in sales from franchise-owned restaurants.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Food and beverage costs	$39,403	$26,916	46.4%
As a percentage of restaurant sales	23.1%	21.5%	1.6%

Food and beverage costs as a percent of restaurant sales increased during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year primarily due to (i) higher prices for pork and avocados, partially offset by (ii) menu price increases.

Food and beverage costs increased during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year primarily as a result of (i) the increase in restaurant sales and (ii) higher prices across the market basket due to cost increases in certain commodities.

Management currently expects a continuation of cost pressures in our market basket for the balance of the year, with inflation of 10.0% to 13.0%, as well as increases in fuel surcharges associated with our deliveries.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Labor and other related expenses	$55,142	$40,049	37.7%
As a percentage of restaurant sales	32.3%	31.9%	0.4%
Labor and other related expenses as a percentage of restaurant sales increased during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year primarily as a result of (i) the increase in wages and staffing levels, partially offset by (ii) greater sales leverage driven by the increase in restaurant sales and (iii) rebates from our group health plan.

The increase in labor and other related expenses during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily due to (i) an increase in wages and staffing levels and (ii) 20 NROs that have opened since March 28, 2021, partially offset by (iii) rebates from our group health plan.

Labor and other related expenses have continued to experience volatility associated with the tight labor pools in the markets in which the Company operates and the dining room traffic recovery trends which have responded to the occurrences of new COVID-19 variants.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Other restaurant operating expenses	$27,317	$22,020	24.1%
As a percentage of restaurant sales	16.0%	17.6%	(1.6)%
Other restaurant operating expenses as a percentage of restaurant sales during the thirteen weeks ended March 27, 2022 was lower than the same period in the prior year primarily due to leveraging in-restaurant dining sales.
The increase in other restaurant operating expenses during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was mainly due to (i) an additional $2.3 million in operating supplies expense primarily driven by higher prices and the increase in restaurant sales, as well as (ii) an increase in credit card fees, utilities, repairs and maintenance and insurance expense primarily driven by the increase in restaurant sales.

As a percentage of sales, other restaurant operating expenses are expected to trend higher than prior to COVID-19 due principally to the additional cost of to-go supplies associated with off-premises sales.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Occupancy expenses	$14,383	$13,301	8.1%
As a percentage of restaurant sales	8.4%	10.6%	(2.2)%
As a percentage of restaurant sales, the decrease in occupancy expenses for the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily due to sales leverage driven by the increase in restaurant sales.
The increase in occupancy expenses during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants and the number of leases that had commenced.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Pre-opening expenses	$985	$1,164	(15.4)%

The decrease in pre-opening expenses during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily due a lower number of NROs opened, as well as those expected to open, during the current period compared to the same period in the prior year.
General and Administrative Expenses

General and administrative expenses primarily consist of costs associated with our corporate and administrative functions that support restaurant development and operations including marketing and advertising costs incurred as well as legal fees, professional fees and stock-based compensation. General and administrative expenses are impacted by changes in our employee headcount and costs related to strategic and growth initiatives. In preparation for and after the consummation of the Company’s initial public offering (“IPO”) in October 2021, we have incurred and we expect to incur in the future significant additional legal, accounting and other expenses associated with being a public company, including costs associated with our compliance with the Sarbanes-Oxley Act.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
General and administrative expenses	$19,563	$11,953	63.7%

The increase in general and administrative expenses during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was mainly due to (i) $2.2 million of stock-based compensation expense from certain stock option awards that converted into time-based stock option awards upon the Company’s IPO, (ii) the increase of $1.3 million in compensation expense from wage increases and additional employee headcount to support growth, (iii) the additional $1.0 million in marketing spend, (iv) the increase of $1.0 million related to insurance expense and (v) the additional $0.6 million related to legal and accounting fees associated with being a public company.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Depreciation and amortization	$8,223	$7,786	5.6%
The increase in depreciation and amortization during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily due to incremental depreciation of capital expenditures associated with NROs.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Impairments and loss on disposal of assets	$79	$124	(36.3)%
There were no impairment losses recognized on intangible assets or fixed assets during the thirteen weeks ended March 27, 2022 and March 28, 2021. Loss on disposal of assets recognized during the periods indicated were related to retirements, replacements and disposals of fixed assets.

Transaction Expenses, Net

Transaction expenses, net include (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and (v) costs related to restaurant closures.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Transaction expenses, net	$257	$11	n/m (1)
____________
(1) Not meaningful.
Transaction expenses, net primarily includes a termination fee in connection with the closure of one company-owned restaurant during the thirteen weeks ended March 27, 2022.
Income from Operations

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Income from operations	$7,760	$3,845	101.8%
As a percentage of restaurant sales	4.5%	3.1%	1.4%
Income from operations margin increased during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year primarily due to (i) leveraging restaurant sales, (ii) menu price increases and (iii) rebates from our group health plan, partially offset by (iv) higher prices for pork and avocados, (v) the increase in restaurant-level wages and staffing and (vi) the increase in general and administrative expenses mainly due to additional stock-based compensation expense and insurance expense.
Income from operations increased during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year mainly due to (i) the increase in total revenues, partially offset by (ii) the increase in operating costs and expenses driven by our restaurant growth, higher prices for certain commodities and supplies, as well as the increase in wages and staffing levels, in addition to (iii) the increase in general and administrative expenses mainly due to additional stock-based compensation expense, wage increases and additional employee headcount.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Interest expense	$1,006	$6,316	(84.1)%

The decrease in interest expense during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily due to lower outstanding debt and reduced interest rates from the new term loan A facility (“the New Term Facility”) pursuant to our new credit agreement executed in October 2021, (the “ New Credit Agreement”).

Other Income, Net

Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Other income, net	$163	$254	(35.8)%
Income Tax (Expense) Benefit
Income tax (expense) benefit primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Income tax (expense) benefit	$(2,277)	$175	n/m (1)
___________
(1) Not meaningful.

The effective income tax rate for the thirteen weeks ended March 27, 2022 was 32.9% as compared to 7.9% for the thirteen weeks ended March 28, 2021. The change in the effective income tax rates was primarily due to (i) forecasted 2022 pre-tax book income as compared to forecasted 2021 pre-tax book loss, (ii) the change in the valuation allowance for federal and state deferred tax assets and (iii) limitations on deductions of certain compensation.

The Company has a blended federal and state statutory rate of approximately 25.0%. The effective income tax rates for the thirteen weeks ended March 27, 2022 and March 28, 2021 were different than the blended federal and state statutory rate primarily due to (i) the benefit of tax credits for FICA taxes on certain employees’ tips, (ii) the change in the valuation allowance for federal and state deferred tax assets and (iii) limitations on deductions of certain compensation.

Net Income (Loss)

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Net income (loss)	$4,640	$(2,042)	n/m (1)
As a percentage of total revenues	2.7%	(1.6)%	4.3%
___________
(1) Not meaningful.

Net income margin was 2.7% during the thirteen weeks ended March 27, 2022 as compared to Net loss margin of (1.6)% during the same period in the prior year primarily due to (i) the increase in income from operations and (ii) the reduction in interest expense, partially offset by (iii) income tax expense.

Net income for the thirteen weeks ended March 27, 2022 as compared to Net loss for the thirteen weeks ended March 28, 2021 was primarily due to (i) the increase in income from operations and (ii) the reduction in interest expense, partially offset by (iii) income tax expense.

Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Restaurant level operating profit	$33,439	$21,924	52.5%
Restaurant level operating profit margin	19.6%	17.5%	2.1%

Restaurant level operating profit margin during the thirteen weeks ended March 27, 2022 increased as compared to the same period in the prior year primarily due to (i) leveraging restaurant sales, (ii) menu price increases and (iii) rebates from our group health plan, partially offset by (iv) higher prices for pork and avocados and (v) the increase in wages and staffing.

Restaurant level operating profit for the thirteen weeks ended March 27, 2022 increased as compared to the same period in the prior year mainly due to (i) the increase in same-restaurant sales growth, driven by same-restaurant traffic growth, menu price increases, and sustained of off-premises sales, (ii) 20 NROs that have opened since March 28, 2021 and (iii) rebates from our group health plan, partially offset by (iv) higher prices for certain commodities and supplies and (iv) the increase in wages.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Adjusted EBITDA	$19,364	$12,982	49.2%
Adjusted EBITDA margin	11.2%	10.2%	1.0%
Adjusted EBITDA margin increased during the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year primarily due to (i) the increase in restaurant level operating profit, partially offset by (ii) the increase in general and administrate expenses mainly due to additional insurance expense.

The increase in Adjusted EBITDA for the thirteen weeks ended March 27, 2022 as compared to the same period in the prior year was primarily due to (i) the increase in restaurant level operating profit, partially offset by (ii) the increase in general and administrative expenses mainly due to wage increases and additional employee headcount.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income (loss) and Net income (loss) margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021
Net income (loss)	$4,640	$(2,042)
Depreciation and amortization	8,223	7,786
Interest expense	1,006	6,316
Income taxes	2,277	(175)
EBITDA	16,146	11,885
IPO-readiness and strategic transition costs (1)	450	479
Stock-based compensation (2)	2,294	129
Recruiting and relocation costs (3)	76	41
Impairments and loss on disposal of assets (4)	79	124
Transaction expenses, net (5)	257	11
COVID-19 related charges (6)	—	48
Severance costs (7)	62	265
Adjusted EBITDA	$19,364	$12,982
Total revenues	$173,112	$127,169
Net income (loss) margin	2.7%	(1.6)%
Adjusted EBITDA margin	11.2%	10.2%

Additional information
Deferred rent expense (income) (8)	$580	$(999)
_____________________________
(1) Represents costs related to the assessment and redesign of our systems and processes. In 2021, the costs also include information technology support and external professional service costs incurred in connection with IPO-readiness efforts. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
(4) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(5) Represents costs related to restaurant closures.
(6) Represents costs incurred in connection with the economic impact of the COVID-19 pandemic.
(7) Severance costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(8) Represents the non-cash portion of straight-line rent expense recorded within both Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income (Loss) from operations and Income (Loss) from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021
Income from operations	$7,760	$3,845
Less: Franchise revenues	(2,443)	(1,803)
Add:
General and administrative expenses	19,563	11,953
Depreciation and amortization	8,223	7,786
Impairments and loss on disposal of assets (1)	79	124
Transaction expenses, net (2)	257	11
COVID-19 related charges (3)	—	8
Restaurant level operating profit	$33,439	$21,924

Restaurant sales	$170,669	$125,366
Income from operations margin	4.5%	3.1%
Restaurant level operating profit margin	19.6%	17.5%

Additional information
Deferred rent expense (income) (4)	$530	$(938)
_____________________________
(1) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(2) Represents costs related to restaurant closures.
(3) Represents costs incurred in connection with the economic impact of the COVID-19 pandemic.
(4) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Liquidity and Capital Resources

Liquidity

As of March 27, 2022, we had cash and cash equivalents of $46.5 million and $99.4 million in outstanding borrowings, excluding unamortized debt issuance costs and deferred issuance costs. As of March 27, 2022, we had availability of $75.0 million under our revolving credit facility pursuant to our New Credit Agreement. Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our requirements for working capital are not significant because our customers pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.

We believe that our cash flow from operations, availability under our New Credit Agreement and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through additional indebtedness, the issuance of equity, or a combination thereof. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position in order to enhance financial flexibility. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

We estimate that our capital expenditures will total approximately $60.0 million to $70.0 million in 2022, which will be invested primarily in new restaurant projects, planned remodels and new in-restaurant technology. We plan to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings from our new facilities pursuant to our New Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended March 27, 2022 and March 28, 2021:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021
Cash provided by operating activities	$7,989	$5,829
Cash used in investing activities	(11,458)	(10,593)
Cash used in financing activities	(1,874)	(852)
Net decrease in cash and cash equivalents and restricted cash	$(5,343)	$(5,616)
Cash provided by operating activities during the thirteen weeks ended March 27, 2022 increased to $8.0 million from $5.8 million during the thirteen weeks ended March 28, 2021 primarily due to (i) the increase in net income of $6.7 million and (ii) the impact of non-cash charges of $5.4 million, partially offset by (iii) a net change in operating assets and liabilities of $(9.9) million. The increase in the non-cash charges was primarily driven by (i) additional stock-based compensation expense resulting from certain stock option awards that converted into time-based stock option awards upon closing of the IPO and (ii) deferred income taxes mainly due to forecasted 2022 pre-tax book income. The net change of $(9.9) million in operating assets and liabilities was a result of (i) higher accrued compensation and (ii) the timing of operational payments.
Cash used in investing activities increased to $11.5 million during the thirteen weeks ended March 27, 2022 from $10.6 million during the thirteen weeks ended March 28, 2021 primarily as a result of the increase in capital expenditures to support our restaurant growth and new restaurant technology.
Cash flows used in financing activities increased to $1.9 million during the thirteen weeks ended March 27, 2022 from $0.9 million during the thirteen weeks ended March 28, 2021 primarily due to repayments made on the note payable.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the accompanying unaudited interim consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of these unaudited interim consolidated financial statements and related notes requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry and information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. There have been no significant changes to our critical accounting policies as disclosed in “Critical Accounting Estimates” in the 2021 Form 10-K.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited interim consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as disclosed in the 2021 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, which were previously identified and disclosed in connection with our IPO and in our periodic reports filed with the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

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

Part II - Other Information
Item 1.    Legal Proceedings

We are involved in various claims and legal actions that arise in the ordinary course of business. We currently do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows. See Note 9, Commitments and Contingencies, in the accompanying notes to the unaudited interim consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2021 Form 10-K which could materially affect our business, financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2021 Form 10-K. Except as presented below, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or results of operations.

We face potential liability with respect to our gift cards under the property laws of some states.

Our gift cards, which may be used to purchase food and beverages in our restaurants, may be considered stored value cards by certain states in accordance with their abandoned and unclaimed property laws. These laws could require a company to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote and that recognition is appropriate based on governing state statutes.

We received a letter, dated February 21, 2022, from the Delaware Secretary of State inviting us to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On April 22, 2022, we entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. We intend to work in good faith to complete a review of our books and records related to unclaimed or abandoned property during the periods required under the program. Amounts incurred and paid to resolve past due unclaimed property obligations in Delaware could have a material adverse effect on our financial condition and results of operations.

The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our consolidated financial statements. If we are required to materially increase the estimated liability recorded in our consolidated financial statements with respect to unredeemed gift cards, our financial condition and results of operations could be materially adversely affected.

Additionally, we rely on a third-party service provider to administer aspects of our gift cards. Any failure on the part of this service provider to fulfill their contract in a way that adversely effects the use or purchase of our gift cards could result in a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable
Item 5.    Other Information

None

Item 6.    Exhibits

The exhibits listed in the Exhibits index to this Form 10-Q are incorporated herein by reference.

Exhibit No.	Description	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Employment Agreement, dated March 9, 2022, by and between First Watch Restaurants, Inc. and Christopher A. Tomasso	March 11, 2022, Form 8-K, Exhibit 10.1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The financial information from First Watch Restaurant Group, Inc’s Quarterly Report on Form 10-Q for the first fiscal quarter ended March 27, 2022, filed on May 10, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2022.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)