Form 10-Q
period 2022-06-26
First Watch Restaurant Group, Inc.
filed 2022-08-09
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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

The registrant had outstanding 59,080,348 shares of common stock as of August 5, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed herein, including under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”), including under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 26, 2021 (“2021 Form 10-K”) and in Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q as of and for the quarter ended March 27, 2022. The forward-looking statements included in this Form 10-Q are made only as of the date hereof and are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	JUNE 26, 2022	DECEMBER 26, 2021
Assets
Current assets:
Cash and cash equivalents	$53,566	$51,864
Restricted cash	251	251
Accounts receivable	3,869	4,450
Inventory	3,966	4,023
Prepaid expenses	5,542	5,677
Other current assets	2,837	1,432
Total current assets	70,031	67,697
Goodwill	345,219	345,219
Intangible assets, net	142,894	143,000
Operating lease right-of-use assets	343,797	324,995
Property, fixtures and equipment, net of accumulated depreciation of $130,380 and $115,582, respectively	177,025	164,695
Other long-term assets	1,282	1,311
Total assets	$1,080,248	$1,046,917
Liabilities and Equity
Current liabilities:
Accounts payable	$6,986	$11,060
Accrued liabilities	21,348	15,889
Accrued compensation and deferred payroll taxes	18,973	21,196
Deferred revenues	3,066	4,654
Current portion of operating lease liabilities	37,591	38,186
Current portion of long-term debt	4,395	3,186
Note payable	523	2,352
Total current liabilities	92,882	96,523
Operating lease liabilities	353,777	330,495
Long-term debt, net	97,180	99,753
Deferred income taxes	15,655	12,489
Other long-term liabilities	3,632	3,228
Total liabilities	563,126	542,488
Commitments and contingencies (Note 9)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,075,562 and 59,048,446 shares issued and outstanding at June 26, 2022 and December 26, 2021, respectively	591	590
Additional paid-in capital	614,223	608,878
Accumulated deficit	(97,692)	(105,039)
Total equity	517,122	504,429
Total liabilities and equity	$1,080,248	$1,046,917
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Revenues:
Restaurant sales	$181,682	$151,688	$352,351	$277,054
Franchise revenues	2,771	2,275	5,214	4,078
Total revenues	184,453	153,963	357,565	281,132
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	45,219	33,596	84,622	60,512
Labor and other related expenses	58,687	45,950	113,829	85,999
Other restaurant operating expenses	28,759	23,423	56,076	45,443
Occupancy expenses	14,844	13,765	29,227	27,066
Pre-opening expenses	1,094	899	2,079	2,063
General and administrative expenses	21,942	15,388	41,505	27,341
Depreciation and amortization	8,400	7,976	16,623	15,762
Impairments and loss on disposal of assets	155	39	234	163
Transaction expenses, net	300	615	557	626
Total operating costs and expenses	179,400	141,651	344,752	264,975
Income from operations	5,053	12,312	12,813	16,157
Interest expense	(1,126)	(6,289)	(2,132)	(12,605)
Other income, net	116	67	279	321
Income before income taxes	4,043	6,090	10,960	3,873
Income tax expense	(1,336)	(2,285)	(3,613)	(2,110)
Net income and total comprehensive income	$2,707	$3,805	$7,347	$1,763

Net income per common share - basic	$0.05	$0.08	$0.12	$0.04
Net income per common share - diluted	$0.05	$0.08	$0.12	$0.04
Weighted average number of common shares outstanding - basic	59,057,991	45,013,784	59,053,219	45,013,784
Weighted average number of common shares outstanding - diluted	59,888,029	45,562,703	59,933,003	45,560,575

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 27, 2022	59,048,446	$590	$611,172	$(100,399)	$511,363
Net income	—	—	—	2,707	2,707
Stock-based compensation	—	—	2,808	—	2,808
Common stock issued upon exercise of stock options, net	27,116	1	243	—	244
Balance at June 26, 2022	59,075,562	$591	$614,223	$(97,692)	$517,122

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 26, 2021	59,048,446	$590	$608,878	$(105,039)	$504,429
Net income	—	—	—	7,347	7,347
Stock-based compensation	—	—	5,102	—	5,102
Common stock issued upon exercise of stock options, net	27,116	1	243	—	244
Balance at June 26, 2022	59,075,562	$591	$614,223	$(97,692)	$517,122

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 28, 2021	266,667	$3	45,013,784	$450	$423,474	$(104,974)	$318,953
Net income	—	—	—	—	—	3,805	3,805
Stock-based compensation	—	—	—	—	187	—	187
Balance at June 27, 2021	266,667	$3	45,013,784	$450	$423,661	$(101,169)	$322,945

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 27, 2020	266,667	$3	45,013,784	$450	$423,345	$(102,932)	$320,866
Net income	—	—	—	—	—	1,763	1,763
Stock-based compensation	—	—	—	—	316	—	316
Balance at June 27, 2021	266,667	$3	45,013,784	$450	$423,661	$(101,169)	$322,945

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021
Cash flows from operating activities:
Net income	$7,347	$1,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,623	15,762
Stock-based compensation	5,102	316
Non-cash operating lease costs	7,730	6,285
Non-cash portion of gain on lease modifications	(62)	(13)
Deferred income taxes	3,166	2,033
Amortization of debt discount and deferred issuance costs	223	639
Impairments and loss on disposal of assets	234	163
Changes in assets and liabilities:
Accounts receivable	581	965
Inventory	57	(332)
Prepaid expenses	135	(1,374)
Deferred offering costs	—	(1,049)
Other assets, current and long-term	(1,376)	(366)
Accounts payable	(4,074)	2,147
Accrued liabilities and other long-term liabilities	3,636	5,567
Accrued compensation and deferred payroll taxes, current and long-term	(2,223)	5,347
Deferred revenues, current and long-term	(1,504)	(1,410)
Operating lease liabilities	(3,783)	(6,015)
Net cash provided by operating activities	31,812	30,428
Cash flows from investing activities:
Capital expenditures	(26,566)	(19,165)
Purchase of intangible assets	(379)	(359)
Net cash used in investing activities	(26,945)	(19,524)
Cash flows from financing activities:
Repayments of note payable	(1,829)	—
Repayments of long-term debt, including finance lease liabilities	(1,502)	(1,717)
Proceeds from exercise of stock options, net of employee taxes paid	244	—
Contingent consideration payment	(78)	—
Net cash used in financing activities	(3,165)	(1,717)
Net increase in cash and cash equivalents and restricted cash	1,702	9,187
Cash and cash equivalents and restricted cash:
Beginning of period	52,115	39,097
End of period	$53,817	$48,284
Supplemental cash flow information:
Cash paid for interest	$1,996	$9,866
Cash paid for income taxes, net of refunds	$593	$31
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021
Supplemental disclosures of non-cash investing and financing activities:
Interest converted to long-term debt	$—	$2,198
Leased assets obtained in exchange for new operating lease liabilities	$27,216	$19,355
Leased assets obtained in exchange for new finance lease liabilities	$50	$143
Remeasurements of operating lease assets and lease liabilities	$(746)	$(1,476)
Remeasurements of finance lease assets and lease liabilities	$(135)	$7
Increase (Decrease) in liabilities from acquisition of property, fixtures and equipment	$2,221	$(475)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 28 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of June 26, 2022 and December 26, 2021, the Company operated 350 company-owned restaurants and 341 company-owned restaurants, respectively, and had 99 franchise-owned restaurants and 94 franchise-owned restaurants, respectively.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The Company’s fiscal quarters are comprised of 13 weeks each, except for fiscal years consisting of 53 weeks for which the fourth quarter will consist of 14 weeks, and end on the 13th Sunday of each quarter (14th Sunday of the fourth quarter, when applicable). The quarters ended June 26, 2022 and June 27, 2021 were both 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 26, 2021 (“2021 Form 10-K”).
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
Reclassifications

The Company reclassified certain items in the accompanying unaudited interim consolidated financial statements for the prior periods to be comparable with the classification for the current period. These reclassifications are related to the presentation of Pre-opening expenses on the Consolidated Statements of Operations and Comprehensive Income for the prior periods presented, which were previously included in Other restaurant operating expenses and Occupancy expenses. These reclassifications had no effect on previously reported net income and comprehensive income.

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, note payable and other current liabilities, approximate their fair values due to their short-term maturities. At June 26, 2022, the Company’s outstanding debt under the new facilities pursuant to the new credit agreement executed in October 2021 had a fair value of $95.5 million and a carrying value of $98.8 million.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective beginning March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating its contracts and the optional expedients provided by the new standard.
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Deferred revenues:
Deferred gift card revenue	$2,805	$4,410
Deferred franchise fee revenue - current	261	244
Total current deferred revenues	$3,066	$4,654
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$2,376	$2,292
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Deferred gift card revenue:
Balance, beginning of period	$2,752	$2,670	$4,410	$4,024
Gift card sales	2,362	2,153	3,578	3,085
Gift card redemptions	(2,089)	(1,987)	(4,679)	(4,060)
Gift card breakage	(220)	(179)	(504)	(392)
Balance, end of period	$2,805	$2,657	$2,805	$2,657
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Deferred franchise fee revenue:
Balance, beginning of period	$2,592	$2,288	$2,536	$2,274
Cash received	110	—	230	82
Franchise revenues recognized	(65)	(56)	(129)	(124)
Balance, end of period	$2,637	$2,232	$2,637	$2,232
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Restaurant sales:
In-restaurant dining sales	$144,839	$116,705	$277,731	$203,836
Third-party delivery sales	19,829	16,598	40,855	37,352
Take-out sales	17,014	18,385	33,765	35,866
Total restaurant sales	$181,682	$151,688	$352,351	$277,054

Franchise revenues:
Royalty and system fund contributions	$2,706	$2,219	$5,085	$3,954
Initial fees	65	56	129	124
Total franchise revenues	$2,771	$2,275	$5,214	$4,078
Total revenues	$184,453	$153,963	$357,565	$281,132

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Receivables from third-party delivery providers	$1,224	$1,021
Receivables from franchisees	1,167	927
Receivables from vendors	805	428
Receivables related to gift card sales	617	1,453
Other receivables	56	621
Total accounts receivable	$3,869	$4,450
5.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	JUNE 26, 2022	DECEMBER 26, 2021
Construction liabilities	$6,666	$4,445
Sales tax	3,833	3,337
Self-insurance and general liability reserves	1,548	1,353
Utilities	1,319	1,306
Credit card fees	1,040	940
Property tax	993	638
Contingent rent	687	628
Common area maintenance	592	482
Other	4,670	2,760
Total accrued liabilities	$21,348	$15,889
6.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	JUNE 26, 2022	DECEMBER 26, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$343,797	$324,995
Finance lease assets	Property, fixtures and equipment, net	1,561	1,892
Total lease assets		$345,358	$326,887

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	37,591	38,186
Operating lease liabilities - non-current	Operating lease liabilities	353,777	330,495
Finance lease liabilities - current	Current portion of long-term debt	645	686
Finance lease liabilities - non-current	Long-term debt, net	1,034	1,331
Total lease liabilities		$393,047	$370,698
_____________
(1) Excludes all variable lease expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
		JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$12,130	$11,034	$24,176	$21,886
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	3,594	3,146	6,993	6,092
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	132	135	267	266
Interest on lease liabilities	Interest expense	39	44	76	90
Total lease expense (1)		$15,895	$14,359	$31,512	$28,334
_____________
(1) Includes contingent rent expense of $0.4 million and $0.3 million during the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively, and $0.8 million and $0.4 million during the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively.

Supplemental cash flow information related to leases was as follows:

	TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$20,229	$21,617
Operating cash flows - finance leases	$76	$90
Financing cash flows - finance leases	$252	$244
Supplemental information related to leases was as follows:

	TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021
Weighted-average remaining lease term (in years)
Operating leases	15.0	15.8
Finance leases	3.1	3.9
Weighted-average discount rate (1)
Operating leases	8.7%	9.1%
Finance leases	7.8%	8.0%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 26, 2022, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2022	$20,948	$358
2023	42,053	626
2024	47,979	626
2025	47,872	221
2026	47,772	31
Thereafter	525,270	27
Total future minimum lease payments (1)	731,894	1,889
Less: imputed interest	(340,526)	(210)
Total present value of lease liabilities	$391,368	$1,679
_____________
(1) Excludes approximately $40.9 million of executed operating leases that have not commenced as of June 26, 2022.
7. Stock-Based Compensation
Stock-based awards are granted to employees and non-employee directors. The Company has two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the board of directors. The 2017 Omnibus Equity Incentive Plan (the “2017 Equity Plan”) and the 2021 Equity Incentive Plan (the “2021 Equity Plan”) provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and stock-based awards. No awards were granted under the 2017 Equity Plan during the thirteen and twenty-six weeks ended June 26, 2022 and the Company does not intend to grant any further awards under the 2017 Equity Plan. At June 26, 2022, a total of 3,002,180 common shares were available to grant under the 2021 Equity Plan.
Stock option awards
A total of 1,002,239 time-based stock option awards were granted under the 2021 Equity Plan during the twenty-six weeks ended June 26, 2022 which vest over a three-year requisite service period from the date of grant and expire 10 years after the grant date.
A summary of stock option activity during the twenty-six weeks ended June 26, 2022 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 26, 2021	4,409,331	$9.48	$28,598
Granted	1,002,239	$12.58
Forfeited	(71,020)	$11.95
Exercised	(30,274)	$9.34
Outstanding, June 26, 2022	5,310,276	$10.04	$23,703

Exercisable, June 26, 2022	1,816,706	$9.10	$9,806
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the non-vested stock option activity during the twenty-six weeks ended June 26, 2022 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 26, 2021	2,633,391	$7.03
Granted	1,002,239	$12.58
Vested	(71,040)	$2.07
Forfeited	(71,020)	$3.05
Nonvested, June 26, 2022	3,493,570	$8.80
Fair value of Stock Options
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation model. The assumptions utilized to estimate the grant date fair value of the stock option awards granted during the twenty-six weeks ended June 26, 2022 were as follows:

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

Restricted Stock Units

During the thirteen and twenty-six weeks ended June 26, 2022, a total of 38,311 restricted stock units were granted under the 2021 Equity Plan at the weighted average grant date fair value of $14.36. The restricted stock units will vest over a one-year requisite service period from the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense was $2.8 million and $5.1 million during the thirteen and twenty-six weeks ended June 26, 2022, respectively. Stock based compensation expense was $0.2 million and $0.3 million during the thirteen and twenty-six weeks ended June 27, 2021, respectively.

Unrecognized Stock-Based Compensation Expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of June 26, 2022:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$14,309	1.5
Restricted stock units	$508	0.9

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Income before income taxes	$4,043	$6,090	$10,960	$3,873
Income tax expense	$(1,336)	$(2,285)	$(3,613)	$(2,110)
Effective income tax rate	33.0%	37.5%	33.0%	54.5%
The change in the effective income tax rates for the thirteen and twenty-six weeks ended June 26, 2022 as compared to the thirteen and twenty-six weeks ended June 27, 2021 was primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) permanent items including limitations on deductions of certain compensation.
The Company has a blended federal and state statutory rate of approximately 25.0%. The effective income tax rates for the thirteen and twenty-six weeks ended June 26, 2022 as compared to the thirteen and twenty-six weeks ended June 27, 2021 was primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) permanent items including limitations on deductions of certain compensation.
9.    Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of June 26, 2022. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.

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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except share and per share data)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Numerator:
Net income	$2,707	$3,805	$7,347	$1,763
Denominator:
Weighted average common shares outstanding - basic	59,057,991	45,013,784	59,053,219	45,013,784
Weighted average common shares outstanding - diluted	59,888,029	45,562,703	59,933,003	45,560,575
Net income per common share - basic	$0.05	$0.08	$0.12	$0.04
Net income per common share - diluted	$0.05	$0.08	$0.12	$0.04
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	2,213,408	630,195	1,567,102	630,195
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	11,185	—	—	—
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for preferred stock using the two-class method, as well as for stock options and restricted stock units outstanding and unvested as of the respective periods using the treasury method.
During the thirteen and twenty-six weeks ended June 27, 2021, the performance-based stock options that were granted under the 2017 Equity Plan, certain of which were converted into time-based stock options upon the Company’s IPO, were excluded from the diluted net income per common share calculation as the performance condition was not considered probable of being met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements as of and for the fiscal year ended December 26, 2021 and notes included in our 2021 Form 10-K. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Form 10-Q, the Form 10-Q for the quarterly period ended March 27, 2022 and in our 2021 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

The Company does not operate outside of the United States. The Company operates and franchises restaurants in 28 states under the “First Watch” trade name and as of June 26, 2022, the Company had 350 company-owned restaurants and 99 franchise-owned restaurants.
Recent Developments

Financial highlights for the thirteen weeks ended June 26, 2022 (“second quarter of 2022”) as compared to the thirteen weeks ended June 27, 2021 (“second quarter of 2021”) reflect continued success and sustained growth despite a challenging macro environment and include the following:

•System-wide sales increased 20.0% to $231.2 million in the second quarter of 2022 from $192.6 million in the second quarter of 2021
•Total revenues increased 19.8% to $184.5 million in the second quarter of 2022 from $154.0 million in the second quarter of 2021
•Same-restaurant sales growth of 13.4% (30.2% relative to the second quarter of 2019*)
•Same-restaurant traffic growth of 8.1% (7.4% relative to the second quarter of 2019*)
•Income from operations margin of 2.8% during the second quarter of 2022 compared to 8.1% in the second quarter of 2021
•Restaurant level operating profit margin** of 18.2% in the second quarter of 2022 as compared to 22.5% in the second quarter of 2021
•Net income of $2.7 million, or $0.05 per diluted share, in the second quarter of 2022 compared to $3.8 million, or $0.08 per diluted share, in the second quarter of 2021
•Adjusted EBITDA** of $17.8 million in the second quarter of 2022 as compared to $22.2 million in the second quarter of 2021
•Opened 9 system-wide restaurants (5 company-owned and 4 franchise-owned) across 7 states resulting in a total of 449 system-wide restaurants (350 company-owned and 99 franchise-owned) across 28 states
___________________
* Comparison to the thirteen weeks ended June 30, 2019 (“second quarter of 2019”) is presented for enhanced comparability due to the economic impact of COVID-19.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and twenty-six weeks ended June 26, 2022, there were 304 restaurants in our Comparable Restaurant Base. For the thirteen and twenty-six weeks ended June 27, 2021, there were 270 restaurants in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we use non-GAAP measures, which present operating results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP include the following: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Restaurant level operating profit and (iv) Restaurant level operating profit margin. Our presentation of these non-GAAP measures includes isolating the effects of some items that are either nonrecurring in nature or vary from period to period without any correlation to our ongoing core operating performance. Management believes that the use of these non-GAAP measures provides investors with additional transparency of our operations, facilitates analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance, identifies operational trends and allows for greater transparency with respect to key metrics used by us in our financial and operational decision making. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies and have important limitations as analytical tools. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP as they may not provide a complete understanding of our performance. These non-GAAP measures should be reviewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

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

Adjusted EBITDA: represents Net income (loss) before depreciation and amortization, interest expense, income taxes, and items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of Net income (loss), the most directly comparable measure in accordance with GAAP, to Adjusted EBITDA, included in the section Non-GAAP Financial Measures below.

Adjusted EBITDA Margin: represents Adjusted EBITDA as a percentage of total revenues. See Non-GAAP Financial Measures below for a reconciliation to Net income (loss) margin, the most directly comparable GAAP measure.

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

Restaurant Level Operating Profit Margin: represents Restaurant level operating profit as a percentage of restaurant sales. See Non-GAAP Financial Measures below for a reconciliation to Income (Loss) from operations margin, the most directly comparable GAAP measure.

Selected Operating Data

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
System-wide sales (in thousands)	$231,236	$192,632	$445,357	$350,596
System-wide restaurants	449	423	449	423
Company-owned	350	335	350	335
Franchise-owned	99	88	99	88
Same-restaurant sales growth	13.4%	403.5%	19.7%	95.9%
Same-restaurant traffic growth	8.1%	360.9%	14.4%	76.3%
Income from operations (in thousands)	$5,053	$12,312	$12,813	$16,157
Income from operations margin	2.8%	8.1%	3.6%	5.8%
Restaurant level operating profit (in thousands) (1)	$33,079	$34,066	$66,518	$55,990
Restaurant level operating profit margin (1)	18.2%	22.5%	18.9%	20.2%
Net income (in thousands)	$2,707	$3,805	$7,347	$1,763
Net income margin	1.5%	2.5%	2.1%	0.6%
Adjusted EBITDA (in thousands) (2)	$17,789	$22,200	$37,153	$35,182
Adjusted EBITDA margin (2)	9.6%	14.4%	10.4%	12.5%
________________
(1) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, are set forth in the schedules within the Non-GAAP Financial Measures section below.
(2) Reconciliations from Net income and Net income margin, the most comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, are set forth in the schedules within the Non-GAAP Financial Measures section below.

Same-Restaurant Sales Growth and Same-Restaurant Traffic Growth

THIRTEEN WEEKS ENDED	SAME-RESTAURANT SALES GROWTH	SAME-RESTAURANT TRAFFIC GROWTH	COMPARABLE RESTAURANT BASE
June 26, 2022	13.4%	8.1%	304
June 27, 2021	403.5%	360.9%	270
June 28, 2020	(75.9)%	(77.2)%	212
June 30, 2019	6.2%	2.4%	168

Results of Operations
Thirteen and Twenty-Six Weeks Ended June 26, 2022 Compared to Thirteen and Twenty-Six Weeks Ended June 27, 2021
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021:

	THIRTEEN WEEKS ENDED				TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022		JUNE 27, 2021		JUNE 26, 2022		JUNE 27, 2021
Revenues
Restaurant sales	$181,682	98.5%	$151,688	98.5%	$352,351	98.5%	$277,054	98.5%
Franchise revenues	2,771	1.5%	2,275	1.5%	5,214	1.5%	4,078	1.5%
Total revenues	184,453	100.0%	153,963	100.0%	357,565	100.0%	281,132	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	45,219	24.9%	33,596	22.1%	84,622	24.0%	60,512	21.8%
Labor and other related expenses	58,687	32.3%	45,950	30.3%	113,829	32.3%	85,999	31.0%
Other restaurant operating expenses	28,759	15.8%	23,423	15.4%	56,076	15.9%	45,443	16.4%
Occupancy expenses	14,844	8.2%	13,765	9.1%	29,227	8.3%	27,066	9.8%
Pre-opening expenses	1,094	0.6%	899	0.6%	2,079	0.6%	2,063	0.7%
General and administrative expenses	21,942	11.9%	15,388	10.0%	41,505	11.6%	27,341	9.7%
Depreciation and amortization	8,400	4.6%	7,976	5.2%	16,623	4.6%	15,762	5.6%
Impairments and loss on disposal of assets	155	0.1%	39	—%	234	0.1%	163	0.1%
Transaction expenses, net	300	0.2%	615	0.4%	557	0.2%	626	0.2%
Total operating costs and expenses	179,400	97.3%	141,651	92.0%	344,752	96.4%	264,975	94.3%
Income from operations (1)	5,053	2.8%	12,312	8.1%	12,813	3.6%	16,157	5.8%
Interest expense	(1,126)	(0.6)%	(6,289)	(4.1)%	(2,132)	(0.6)%	(12,605)	(4.5)%
Other income, net	116	0.1%	67	—%	279	0.1%	321	0.1%
Income before income taxes	4,043	2.2%	6,090	4.0%	10,960	3.1%	3,873	1.4%
Income tax expense	(1,336)	(0.7)%	(2,285)	(1.5)%	(3,613)	(1.0)%	(2,110)	(0.8)%
Net income and total comprehensive income	$2,707	1.5%	$3,805	2.5%	$7,347	2.1%	$1,763	0.6%
_____________
(1) Percentages are calculated as a percentage of restaurant sales.
Restaurant Sales
Restaurant sales represent the aggregate sales of food and beverages, net of discounts, at company-owned restaurants. Restaurant sales in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, customer traffic and average check. Average check growth is driven by our menu price increases and changes to our menu mix.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Restaurant sales:
In-restaurant dining sales	$144,839	$116,705	24.1%	$277,731	$203,836	36.3%
Third-party delivery sales	19,829	16,598	19.5%	40,855	37,352	9.4%
Take-out sales	17,014	18,385	(7.5)%	33,765	35,866	(5.9)%
Total Restaurant sales	$181,682	$151,688	19.8%	$352,351	$277,054	27.2%

The increase in total restaurant sales during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to (i) same-restaurant sales growth of 13.4%, driven by same-restaurant traffic growth of 8.1%, menu price increases and the increase in off-premises sales in addition to (ii) 18 NROs between June 27, 2021 and June 26, 2022.

The increase in total restaurant sales during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to (i) same restaurant sales growth of 19.7%, driven by same-restaurant traffic growth of 14.4%, menu price increases and sustained off-premises sales in addition to (ii) 18 NROs between June 27, 2021 and June 26, 2022.

In June 2022, we implemented a menu price increase on third-party delivery sales to compensate for third-party delivery fees and the increased costs of to-go-supplies resulting in a relatively neutral margin on these sales as compared to in-restaurant dining sales. In addition, we increased in-restaurant menu prices 3.9% in late July 2022 to partially offset the continued negative effects of inflationary costs.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Franchise revenues:
Royalty and system fund contributions	$2,706	$2,219	21.9%	$5,085	$3,954	28.6%
Initial fees	65	56	16.1%	129	124	4.0%
Total Franchise revenues	$2,771	$2,275	21.8%	$5,214	$4,078	27.9%
The increase in franchise revenues during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year was primarily driven by (i) the increase in sales from franchise-owned restaurants and (ii) $0.2 million and $0.3 million, respectively, from 11 franchise-owned NROs between June 27, 2021 and June 26, 2022.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Food and beverage costs	$45,219	$33,596	34.6%	$84,622	$60,512	39.8%
As a percentage of restaurant sales	24.9%	22.1%	2.8%	24.0%	21.8%	2.2%

Food and beverage costs as a percent of restaurant sales increased during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year primarily due to inflation across the market basket, partially offset by menu price increases.

Food and beverage costs increased during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year primarily as a result of (i) the increase in restaurant sales, (ii) inflation across the market basket and (iii) 18 NROs that have opened between June 27, 2021 and June 26, 2022.

Management currently expects a continuation of cost pressures in our market basket for the balance of the year, with inflation of 15.0% to 17.0%, as well as increases in fuel surcharges associated with our deliveries.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Labor and other related expenses	$58,687	$45,950	27.7%	$113,829	$85,999	32.4%
As a percentage of restaurant sales	32.3%	30.3%	2.0%	32.3%	31.0%	1.3%

Labor and other related expenses as a percentage of restaurant sales increased during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year primarily as a result of the increase in wages and staffing levels. This increase was partially offset by (i) greater sales leverage driven by the increase in restaurant sales and (ii) retention bonuses recognized during the thirteen weeks ended June 2021.

The increase in labor and other related expenses during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to (i) the increase in wages and staffing levels and (ii) 18 NROs that have opened between June 27, 2021 and June 26, 2022. This increase was partially offset by retention bonuses recognized during the thirteen weeks ended June 2021.
Labor and other related expenses as a percentage of restaurant sales increased during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year primarily as a result of the increase in wages and staffing levels. This increase was partially offset by (i) greater sales leverage driven by the increase in restaurant sales, (ii) rebates from our group health plan and (iii) retention bonuses recognized during the thirteen weeks ended June 2021.
The increase in labor and other related expenses during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to (i) the increase in wages and staffing levels and (ii) 18 NROs that have opened between June 27, 2021 and June 26, 2022. This increase was partially offset by (i) rebates from our group health plan and (ii) retention bonuses recognized during the thirteen weeks ended June 2021.

We expect inflation to remain between 8.0% to 10.0% for our restaurant labor cost.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Other restaurant operating expenses	$28,759	$23,423	22.8%	$56,076	$45,443	23.4%
As a percentage of restaurant sales	15.8%	15.4%	0.4%	15.9%	16.4%	(0.5)%
The increase in other restaurant operating expenses as a percentage of restaurant sales during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to the increase in the cost of to-go supplies.
The increase in other restaurant operating expenses during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year was mainly due to (i) $2.2 million in operating supplies expense primarily driven by inflation and the increase in restaurant sales, (ii) $2.4 million related to credit card fees, utilities, repairs and maintenance and insurance expense primarily driven by the increase in restaurant sales, as well as (iii) $0.4 million in third-party delivery services fees as a result of the increase in off-premises sales.
The decrease in other restaurant operating expenses as a percentage of restaurant sales during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to leveraging in-restaurant dining sales, partially offset by the increase in the cost of to-go supplies.
The increase in other restaurant operating expenses during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year was mainly due to (i) $4.5 million in operating supplies expense primarily driven by inflation and the increase in restaurant sales, as well as (ii) $5.5 million related to credit card fees, utilities, repairs and maintenance and insurance expense primarily driven by the increase in restaurant sales.
As a percentage of sales, other restaurant operating expenses are expected to trend higher than prior to COVID-19 due principally to the additional cost of to-go supplies associated with off-premises sales.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Occupancy expenses	$14,844	$13,765	7.8%	$29,227	$27,066	8.0%
As a percentage of restaurant sales	8.2%	9.1%	(0.9)%	8.3%	9.8%	(1.5)%
As a percentage of restaurant sales, the decrease in occupancy expenses for the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year was primarily due to sales leverage driven by the increase in restaurant sales.
The increase in occupancy expenses during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Pre-opening expenses	$1,094	$899	21.7%	$2,079	$2,063	0.8%
The increase in pre-opening expenses during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year was primarily due to the higher number of restaurants expected to open and the related increase in pre-opening rent. This increase was partially offset by the decrease in other pre-opening costs due to the lower number of NROs during the thirteen and twenty-six weeks ended June 26, 2022.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
General and administrative expenses	$21,942	$15,388	42.6%	$41,505	$27,341	51.8%

The increase in general and administrative expenses during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year was mainly due to (i) $2.6 million of stock-based compensation expense from certain stock option awards that converted into time-based stock options upon the Company’s IPO in addition to stock options granted under the 2021 Equity Incentive Plan (the “2021 Equity Plan”), (ii) $1.2 million in marketing expense and (iii) $0.9 million related to insurance expense associated with being a public company.

The increase in general and administrative expenses during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year was mainly due to (i) $4.8 million of stock-based compensation expense from certain stock option awards that converted into time-based stock options upon the Company’s IPO in addition to stock options granted under the 2021 Equity Plan, (ii) $2.2 million in marketing spend, (iii) $1.9 million related to insurance expense associated with being a public company and (iv) $1.6 million in compensation expense.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Depreciation and amortization	$8,400	$7,976	5.3%	$16,623	$15,762	5.5%
The increase in depreciation and amortization during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year was primarily due to incremental depreciation of capital expenditures associated with NROs.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Impairments and loss on disposal of assets	$155	$39	n/m (1)	$234	$163	43.6%
____________
(1) Not meaningful.
There were no impairment losses recognized on intangible assets or fixed assets during the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021. Loss on disposal of assets recognized during the periods indicated were primarily related to retirements, replacements and disposals of fixed assets.
Transaction Expenses, Net
Transaction expenses, net include (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and (v) costs related to restaurant closures.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Transaction expenses, net	$300	$615	(51.2)%	$557	$626	(11.0)%

The decrease in Transaction expenses, net during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to the change in the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards, partially offset by termination fees recognized in connection with certain service contracts.
The decrease in Transaction expenses, net during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to the change in the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of federal and state loss carryforwards, partially offset by (i) termination fees recognized in connection with certain service contracts and (ii) the termination fee in connection with the closure of one company-owned restaurant.
Income from Operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Income from operations	$5,053	$12,312	(59.0)%	$12,813	$16,157	(20.7)%
As a percentage of restaurant sales	2.8%	8.1%	(5.3)%	3.6%	5.8%	(2.2)%
Income from operations margin decreased during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year primarily due to (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing and (iii) higher general and administrative expenses mainly due to stock-based compensation expense, marketing and insurance expense. This decrease was partially offset by menu price increases.
Income from operations decreased during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year primarily due to (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing, (iii) higher operating costs and expenses driven by our restaurant growth and (iv) higher general and administrative expenses mainly due to stock-based compensation expense, marketing and insurance expense. This decrease was partially offset by the increase in restaurant sales and franchise revenues.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Interest expense	$1,126	$6,289	(82.1)%	$2,132	$12,605	(83.1)%

The decrease in interest expense during the thirteen and twenty-six weeks ended June 26, 2022 as compared to the same periods in the prior year was primarily due to lower outstanding debt and reduced interest rates from the new term loan A facility (“the New Term Facility”) pursuant to our new credit agreement executed in October 2021, (the “New Credit Agreement”).

Other Income, Net

Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Other income, net	$116	$67	73.1%	$279	$321	(13.1)%
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Income tax expense	$(1,336)	$(2,285)	(41.5)%	$(3,613)	$(2,110)	71.2%
Effective income tax rate	33.0%	37.5%	(4.5)%	33.0%	54.5%	(21.5)%

The change in the effective income tax rates for the thirteen and twenty-six week period ended June 26, 2022 as compared to the same periods in the prior year was primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) permanent items including limitations on deductions of certain compensation.

Net Income

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Net income	$2,707	$3,805	(28.9)%	$7,347	$1,763	n/m (1)
As a percentage of total revenues	1.5%	2.5%	(1.0)%	2.1%	0.6%	1.5%
___________
(1) Not meaningful.

The decrease in net income and net income margin during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to the decrease in income from operations. This decrease was partially offset by (i) lower interest expense and (ii) lower income tax expense.

The increase in net income and net income margin during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to the reduction in interest expense. This increase was partially offset by (i) the decrease in income from operations and (ii) higher income tax expense.

Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Restaurant level operating profit	$33,079	$34,066	(2.9)%	$66,518	$55,990	18.8%
Restaurant level operating profit margin	18.2%	22.5%	(4.3)%	18.9%	20.2%	(1.3)%

Restaurant level operating profit margin during the thirteen and twenty-six weeks ended June 26, 2022 decreased as compared to the same periods in the prior year primarily due to (i) inflation across commodities and supplies and (ii) the increase in restaurant-level wages and staffing. This decrease was partially offset by menu price increases.

Restaurant level operating profit during the thirteen weeks ended June 26, 2022 decreased as compared to the same period in the prior year primarily due to (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing and (iii) the increase in operating costs and expenses driven by our restaurant growth. This decrease was partially offset by same-restaurant sales growth, driven by same-restaurant traffic growth, menu price increases and sustained off-premises sales.

Restaurant level operating profit during the twenty-six weeks ended June 26, 2022 increased as compared to the same period in the prior year mainly due to same-restaurant sales growth, driven by same-restaurant traffic growth, menu price increases and sustained off-premises sales, partially offset by (i) inflation across commodities and supplies, (ii) the increase in operating costs and expenses driven by our restaurant growth and (iii) the increase in restaurant-level wages and staffing.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	Change	JUNE 26, 2022	JUNE 27, 2021	Change
Adjusted EBITDA	$17,789	$22,200	(19.9)%	$37,153	$35,182	5.6%
Adjusted EBITDA margin	9.6%	14.4%	(4.8)%	10.4%	12.5%	(2.1)%
Adjusted EBITDA margin during the thirteen and twenty-six weeks ended June 26, 2022 decreased as compared to the same periods in the prior year primarily due to (i) the increase in general and administrative expenses mainly due to marketing and insurance expense and (ii) the decrease in restaurant level operating profit margin.
The decrease in Adjusted EBITDA during the thirteen weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to (i) the increase in general and administrative expenses mainly due to marketing and insurance expense and (ii) the decrease in restaurant level operating profit.
The increase in Adjusted EBITDA during the twenty-six weeks ended June 26, 2022 as compared to the same period in the prior year was primarily due to the increase in restaurant level operating profit. This increase was partially offset by the increase in general and administrative expenses mainly due to wage increases and additional employee headcount, as well as marketing and insurance expense.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Net income	$2,707	$3,805	$7,347	$1,763
Depreciation and amortization	8,400	7,976	16,623	15,762
Interest expense	1,126	6,289	2,132	12,605
Income taxes	1,336	2,285	3,613	2,110
EBITDA	13,569	20,355	29,715	32,240
IPO-readiness and strategic transition costs (1)	721	700	1,171	1,179
Stock-based compensation (2)	2,808	187	5,102	316
Transaction expenses, net (3)	300	615	557	626
Impairments and loss on disposal of assets (4)	155	39	234	163
Recruiting and relocation costs (5)	143	141	219	182
Severance costs (6)	93	—	155	265
COVID-19 related charges (7)	—	163	—	211
Adjusted EBITDA	$17,789	$22,200	$37,153	$35,182

Total revenues	$184,453	$153,963	$357,565	$281,132
Net income margin	1.5%	2.5%	2.1%	0.6%
Adjusted EBITDA margin	9.6%	14.4%	10.4%	12.5%

Additional information
Deferred rent expense (income) (8)	$651	$(808)	$1,231	$(1,807)
_____________________________
(1) Represents costs related to the assessment and redesign of our systems and processes. In 2021, the costs also include information technology support and external professional service costs incurred in connection with IPO-readiness efforts. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(2) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(3) Represents (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and (v) costs related to restaurant closures.
(4) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(5) Represents costs incurred for hiring qualified individuals as we assessed the redesign of our systems and processes. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(6) Severance costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(7) Represents costs incurred in connection with the economic impact of the COVID-19 pandemic.
(8) Represents the non-cash portion of straight-line rent expense recorded within both Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021	JUNE 26, 2022	JUNE 27, 2021
Income from operations	$5,053	$12,312	$12,813	$16,157
Less: Franchise revenues	(2,771)	(2,275)	(5,214)	(4,078)
Add:
General and administrative expenses	21,942	15,388	41,505	27,341
Depreciation and amortization	8,400	7,976	16,623	15,762
Transaction expenses, net (1)	300	615	557	626
Impairments and loss on disposal of assets (2)	155	39	234	163
COVID-19 related charges (3)	—	11	—	19
Restaurant level operating profit	$33,079	$34,066	$66,518	$55,990

Restaurant sales	$181,682	$151,688	$352,351	$277,054
Income from operations margin	2.8%	8.1%	3.6%	5.8%
Restaurant level operating profit margin	18.2%	22.5%	18.9%	20.2%

Additional information
Deferred rent expense (4)	$601	$(796)	$1,131	$(1,734)
_____________________________
(1) Represents (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name and (v) costs related to restaurant closures.
(2) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(3) Represents costs incurred in connection with the economic impact of the COVID-19 pandemic.
(4) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources

Liquidity

As of June 26, 2022, we had cash and cash equivalents of $53.6 million and $98.8 million in outstanding borrowings, excluding unamortized debt issuance costs and deferred issuance costs. As of June 26, 2022, we had availability of $75.0 million under our revolving credit facility pursuant to our New Credit Agreement. Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our requirements for working capital are not significant because our customers pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.

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
Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended June 26, 2022 and June 27, 2021:

	TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 26, 2022	JUNE 27, 2021
Cash provided by operating activities	$31,812	$30,428
Cash used in investing activities	(26,945)	(19,524)
Cash used in financing activities	(3,165)	(1,717)
Net increase in cash and cash equivalents and restricted cash	$1,702	$9,187
Cash provided by operating activities during the twenty-six weeks ended June 26, 2022 increased to $31.8 million from $30.4 million during the twenty-six weeks ended June 27, 2021 primarily due to (i) the increase in net income of $5.6 million and (ii) the impact of non-cash charges of $7.8 million, partially offset by (iii) a net change in operating assets and liabilities of $12.0 million. The increase in the non-cash charges was primarily driven by additional stock-based compensation expense resulting from certain stock option awards that converted into time-based stock option awards upon closing of the IPO as well as new stock option awards issued under the 2021 Equity Plan. The net change of $12.0 million in operating assets and liabilities was primarily a result of (i) higher accrued compensation and (ii) the timing of operational payments.
Cash used in investing activities increased to $26.9 million during the twenty-six weeks ended June 26, 2022 from $19.5 million during the twenty-six weeks ended June 27, 2021 primarily as a result of the increase in capital expenditures to support our restaurant growth and new restaurant technology.
Cash used in financing activities increased to $3.2 million during the twenty-six weeks ended June 26, 2022 from $1.7 million during the twenty-six weeks ended June 27, 2021 primarily due to repayments made on the note payable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, which were previously identified and disclosed in connection with our IPO and in our periodic reports filed with the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Part II - Other Information
Item 1.    Legal Proceedings

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. We currently do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows. See Note 9, Commitments and Contingencies, in the accompanying notes to the unaudited interim consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2021 Form 10-K and in Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q as of and for the quarter ended March 27, 2022 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2021 Form 10-K as updated in our Quarterly Report on Form 10-Q as of and for the quarter ended March 27, 2022, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable
Item 5.    Other Information

None

Item 6.    Exhibits

The exhibits listed in the Exhibits index to this Form 10-Q are incorporated herein by reference.

Exhibit No.	Description	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The financial information from First Watch Restaurant Group, Inc’s Quarterly Report on Form 10-Q for the second fiscal quarter ended June 26, 2022, filed on August 9, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
Filed herewith
104	Cover Page Interactive Date File (formatted as iXBRL and contained in Exhibit 101)	Filed herewith
_____________
* This certification is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2022.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)