Form 10-Q
period 2022-09-25
First Watch Restaurant Group, Inc.
filed 2022-11-07
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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

The registrant had outstanding 59,199,619 shares of common stock as of November 3, 2022.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Assets
Current assets:
Cash and cash equivalents	$49,371	$51,864
Restricted cash	251	251
Accounts receivable	3,432	4,450
Inventory	4,116	4,023
Prepaid expenses	4,331	5,677
Other current assets	3,724	1,432
Total current assets	65,225	67,697
Goodwill	345,219	345,219
Intangible assets, net	142,988	143,000
Operating lease right-of-use assets	349,272	324,995
Property, fixtures and equipment, net of accumulated depreciation of $138,124 and $115,582, respectively	186,579	164,695
Other long-term assets	1,195	1,311
Total assets	$1,090,478	$1,046,917
Liabilities and Equity
Current liabilities:
Accounts payable	$7,500	$11,060
Accrued liabilities	23,684	15,889
Accrued compensation and deferred payroll taxes	15,306	21,196
Deferred revenues	2,387	4,654
Current portion of operating lease liabilities	38,039	38,186
Current portion of long-term debt	5,628	3,186
Note payable	—	2,352
Total current liabilities	92,544	96,523
Operating lease liabilities	361,172	330,495
Long-term debt, net	95,908	99,753
Deferred income taxes	16,842	12,489
Other long-term liabilities	3,741	3,228
Total liabilities	570,207	542,488
Commitments and contingencies (Note 9)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,116,723 and 59,048,446 shares issued and outstanding at September 25, 2022 and December 26, 2021, respectively	591	590
Additional paid-in capital	617,326	608,878
Accumulated deficit	(97,646)	(105,039)
Total equity	520,271	504,429
Total liabilities and equity	$1,090,478	$1,046,917
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Revenues:
Restaurant sales	$183,978	$155,082	$536,329	$432,136
Franchise revenues	2,874	2,359	8,088	6,437
Total revenues	186,852	157,441	544,417	438,573
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	44,578	35,871	129,200	96,383
Labor and other related expenses	61,262	50,587	175,091	136,586
Other restaurant operating expenses	29,685	23,905	85,761	69,348
Occupancy expenses	15,091	13,969	44,318	41,035
Pre-opening expenses	1,490	510	3,569	2,573
General and administrative expenses	21,689	17,019	63,194	44,360
Depreciation and amortization	8,679	8,203	25,302	23,965
Impairments and loss on disposal of assets	338	98	572	261
Transaction expenses, net	1,419	126	1,976	752
Total operating costs and expenses	184,231	150,288	528,983	415,263
Income from operations	2,621	7,153	15,434	23,310
Interest expense	(1,362)	(6,051)	(3,494)	(18,656)
Other income, net	116	215	395	536
Income before income taxes	1,375	1,317	12,335	5,190
Income tax expense	(1,329)	(534)	(4,942)	(2,644)
Net income and total comprehensive income	$46	$783	$7,393	$2,546

Net income per common share - basic	$—	$0.02	$0.13	$0.06
Net income per common share - diluted	$—	$0.02	$0.12	$0.06
Weighted average number of common shares outstanding - basic	59,089,831	45,013,784	59,065,423	45,013,784
Weighted average number of common shares outstanding - diluted	60,464,062	46,085,650	60,088,622	46,077,196

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 26, 2022	59,075,562	$591	$614,223	$(97,692)	$517,122
Net income	—	—	—	46	46
Stock-based compensation	—	—	2,719	—	2,719
Common stock issued upon exercise of stock options, net	41,161	—	384	—	384
Balance at September 25, 2022	59,116,723	$591	$617,326	$(97,646)	$520,271

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 26, 2021	59,048,446	$590	$608,878	$(105,039)	$504,429
Net income	—	—	—	7,393	7,393
Stock-based compensation	—	—	7,821	—	7,821
Common stock issued upon exercise of stock options, net	68,277	1	627	—	628
Balance at September 25, 2022	59,116,723	$591	$617,326	$(97,646)	$520,271

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 27, 2021	266,667	$3	45,013,784	$450	$423,661	$(101,169)	$322,945
Net income	—	—	—	—	—	783	783
Stock-based compensation	—	—	—	—	430	—	430
Balance at September 26, 2021	266,667	$3	45,013,784	$450	$424,091	$(100,386)	$324,158

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 27, 2020	266,667	$3	45,013,784	$450	$423,345	$(102,932)	$320,866
Net income	—	—	—	—	—	2,546	2,546
Stock-based compensation	—	—	—	—	746	—	746
Balance at September 26, 2021	266,667	$3	45,013,784	$450	$424,091	$(100,386)	$324,158

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Cash flows from operating activities:
Net income	$7,393	$2,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,302	23,965
Stock-based compensation	7,821	746
Non-cash operating lease costs	11,907	9,582
Non-cash portion of gain on lease modifications	(84)	—
Deferred income taxes	4,353	2,526
Amortization of debt discount and deferred issuance costs	334	958
Impairments and loss on disposal of assets	572	261
Changes in assets and liabilities:
Accounts receivable	1,018	1,014
Inventory	(93)	(558)
Prepaid expenses	1,346	(814)
Deferred offering costs	—	(2,454)
Other assets, current and long-term	(2,176)	(639)
Accounts payable	(3,560)	2,757
Accrued liabilities and other long-term liabilities	6,032	8,406
Accrued compensation and deferred payroll taxes, current and long-term	(5,890)	4,399
Deferred revenues, current and long-term	(2,061)	(1,714)
Operating lease liabilities	(5,570)	(6,716)
Net cash provided by operating activities	46,644	44,265
Cash flows from investing activities:
Capital expenditures	(44,985)	(27,065)
Purchase of intangible assets	(715)	(359)
Net cash used in investing activities	(45,700)	(27,424)
Cash flows from financing activities:
Repayments of note payable	(2,352)	—
Repayments of long-term debt, including finance lease liabilities	(1,635)	(2,581)
Proceeds from exercise of stock options, net of employee taxes paid	628	—
Contingent consideration payment	(78)	—
Payment of deferred offering costs	—	(1,255)
Net cash used in financing activities	(3,437)	(3,836)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,493)	13,005
Cash and cash equivalents and restricted cash:
Beginning of period	52,115	39,097
End of period	$49,622	$52,102
Supplemental cash flow information:
Cash paid for interest	$2,800	$14,763
Cash paid for income taxes, net of refunds	$777	$55
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Supplemental disclosures of non-cash investing and financing activities:
Interest converted to long-term debt	$—	$3,062
Leased assets obtained in exchange for new operating lease liabilities	$37,961	$23,391
Leased assets obtained in exchange for new finance lease liabilities	$89	$185
Remeasurements and terminations of operating lease assets and lease liabilities	$(1,861)	$(2,396)
Remeasurements and terminations of finance lease assets and lease liabilities	$(191)	$9
Increase (Decrease) in liabilities from acquisition of property, fixtures and equipment	$2,148	$(1,153)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of September 25, 2022 and December 26, 2021, the Company operated 356 company-owned restaurants and 341 company-owned restaurants, respectively, and had 103 franchise-owned restaurants and 94 franchise-owned restaurants, respectively.
2.    Summary of Significant Accounting Policies
Basis of Presentation

The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The Company’s fiscal quarters are comprised of 13 weeks each, except for fiscal years consisting of 53 weeks for which the fourth quarter will consist of 14 weeks, and end on the 13th Sunday of each quarter (14th Sunday of the fourth quarter, when applicable). The quarters ended September 25, 2022 and September 26, 2021 were both 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 26, 2021 (“2021 Form 10-K”).

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

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, note payable and other current liabilities, approximate their fair values due to their short-term maturities. At September 25, 2022, the Company’s outstanding debt under the facilities pursuant to the credit agreement executed in October 2021 had a fair value of $96.7 million and a carrying value of $98.8 million.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective beginning March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating its contracts and the optional expedients provided by the new standard.
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Deferred revenues:
Deferred gift card revenue	$2,111	$4,410
Deferred franchise fee revenue - current	276	244
Total current deferred revenues	$2,387	$4,654
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$2,498	$2,292
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Deferred gift card revenue:
Balance, beginning of period	$2,805	$2,657	$4,410	$4,024
Gift card sales	1,218	1,003	4,796	4,088
Gift card redemptions	(1,720)	(1,483)	(6,399)	(5,543)
Gift card breakage	(192)	(165)	(696)	(557)
Balance, end of period	$2,111	$2,012	$2,111	$2,012

Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Deferred franchise fee revenue:
Balance, beginning of period	$2,637	$2,232	$2,536	$2,274
Cash received	204	400	434	482
Franchise revenues recognized	(67)	(59)	(196)	(183)
Balance, end of period	$2,774	$2,573	$2,774	$2,573

Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Restaurant sales:
In-restaurant dining sales	$147,491	$123,311	$425,222	$327,147
Third-party delivery sales	20,105	15,232	60,960	52,584
Take-out sales	16,382	16,539	50,147	52,405
Total restaurant sales	$183,978	$155,082	$536,329	$432,136

Franchise revenues:
Royalty and system fund contributions	$2,807	$2,300	$7,892	$6,254
Initial fees	67	59	196	183
Total franchise revenues	$2,874	$2,359	$8,088	$6,437
Total revenues	$186,852	$157,441	$544,417	$438,573

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Receivables from third-party delivery providers	$1,163	$1,021
Receivables from franchisees	1,230	927
Receivables from vendors	565	428
Receivables related to gift card sales	359	1,453
Other receivables	115	621
Total accounts receivable	$3,432	$4,450
5.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Construction liabilities	$6,593	$4,445
Sales tax	3,884	3,337
Self-insurance and general liability reserves	1,223	1,353
Utilities	1,666	1,306
Legal	1,561	105
Credit card fees	1,049	940
Property tax	1,296	638
Contingent rent	911	628
Common area maintenance	624	482
Other	4,877	2,655
Total accrued liabilities	$23,684	$15,889
6.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	SEPTEMBER 25, 2022	DECEMBER 26, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$349,272	$324,995
Finance lease assets	Property, fixtures and equipment, net	1,426	1,892
Total lease assets		$350,698	$326,887

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	38,039	38,186
Operating lease liabilities - non-current	Operating lease liabilities	361,172	330,495
Finance lease liabilities - current	Current portion of long-term debt	628	686
Finance lease liabilities - non-current	Long-term debt, net	902	1,331
Total lease liabilities		$400,741	$370,698
_____________
(1) Excludes all variable lease expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
		SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$12,667	$11,377	$36,843	$33,263
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	3,676	3,202	10,669	9,294
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	127	139	394	405
Interest on lease liabilities	Interest expense	25	43	101	133
Total lease expense (1)		$16,495	$14,761	$48,007	$43,095
_____________
(1) Includes contingent rent expense of $0.4 million and $0.3 million during the thirteen weeks ended September 25, 2022 and September 26, 2021, respectively, and $1.2 million and $0.7 million during the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively.

Supplemental cash flow information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$30,506	$30,388
Operating cash flows - finance leases	$101	$133
Financing cash flows - finance leases	$385	$371
Supplemental information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Weighted-average remaining lease term (in years)
Operating leases	14.8	15.6
Finance leases	3.0	3.7
Weighted-average discount rate (1)
Operating leases	8.6%	9.1%
Finance leases	7.7%	8.0%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 25, 2022, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2022	$10,454	$194
2023	41,398	607
2024	49,185	607
2025	48,934	227
2026	48,762	38
Thereafter	540,510	39
Total future minimum lease payments (1)	739,243	1,712
Less: imputed interest	(340,032)	(182)
Total present value of lease liabilities	$399,211	$1,530
_____________
(1) Excludes approximately $35.0 million of executed operating leases that have not commenced as of September 25, 2022.
7. Equity and Stock-Based Compensation
Equity Transactions
During the thirteen weeks ended September 25, 2022, funds managed by the Company’s majority owner, Advent International Corporation, sold 4,500,000 shares of the Company’s common stock through a secondary public offering that was completed on September 19, 2022 (the “Secondary Offering”). The selling stockholders sold an additional 675,000 shares of common stock on October 6, 2022 pursuant to the terms of the underwriters option associated with the Secondary Offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $1.6 million of costs that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
Stock-based awards are granted to employees and non-employee directors. The Company has two compensation plans that provide for the granting of stock options and other share-based awards to key employees and non-employee members of the board of directors. The 2017 Omnibus Equity Incentive Plan (the “2017 Equity Plan”) and the 2021 Equity Incentive Plan (the “2021 Equity Plan”) provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and stock-based awards. No awards were granted under the 2017 Equity Plan during the thirteen and thirty-nine weeks ended September 25, 2022 and the Company does not intend to grant any further awards under the 2017 Equity Plan. At September 25, 2022, a total of 2,987,536 common shares were available to grant under the 2021 Equity Plan.
A total of 1,018,975 time-based stock option awards were granted under the 2021 Equity Plan during the thirty-nine weeks ended September 25, 2022, which vest over a three-year requisite service period from the date of grant and expire 10 years after the grant date.
A summary of stock option activity during the thirty-nine weeks ended September 25, 2022 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 26, 2021	4,409,331	$9.48	$28,598
Granted	1,018,975	$12.67
Forfeited	(150,059)	$10.24
Exercised	(68,277)	$9.19
Outstanding, September 25, 2022	5,209,970	$10.09	$23,083

Exercisable, September 25, 2022	2,355,416	$8.98	$13,037
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the non-vested stock option activity during the thirty-nine weeks ended September 25, 2022 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 26, 2021	2,633,391	$7.03
Granted	1,018,975	$6.81
Vested	(647,753)	$4.01
Forfeited	(150,059)	$7.29
Nonvested, September 25, 2022	2,854,554	$7.62
Fair value of Stock Options
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation model. The assumptions utilized to estimate the grant date fair value of the stock option awards granted during the thirty-nine weeks ended September 25, 2022 were as follows:

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

Restricted Stock Units

During the thirty-nine weeks ended September 25, 2022, a total of 38,311 restricted stock units were granted under the 2021 Equity Plan at the weighted average grant date fair value of $14.36. The restricted stock units will vest over a one-year requisite service period from the date of grant.

Stock-Based Compensation Expense

Stock-based compensation expense was $2.7 million and $7.8 million during the thirteen and thirty-nine weeks ended September 25, 2022, respectively. Stock based compensation expense was $0.4 million and $0.7 million during the thirteen and thirty-nine weeks ended September 26, 2021, respectively.

Unrecognized Stock-Based Compensation Expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of September 25, 2022:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$11,267	1.5
Restricted stock units	$371	0.7

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Income before income taxes	$1,375	$1,317	$12,335	$5,190
Income tax expense	$(1,329)	$(534)	$(4,942)	$(2,644)
Effective income tax rate	96.7%	40.5%	40.1%	50.9%

The change in the effective income tax rates for the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iii) limitations on deductions of certain compensation and (iv) non-deductible costs associated with the Secondary Offering.

The Company has a blended federal and state statutory rate of approximately 25.0%. The effective income tax rates for the thirteen and thirty-nine weeks ended September 25, 2022 are different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iii) limitations on deductions of certain compensation and (iv) non-deductible costs associated with the Secondary Offering.
9.    Commitments and Contingencies

Purchase Commitments
In July 2022, Management entered into an agreement with a vendor to purchase product. The agreement will remain in effect through the later of (i) the purchase of 585,940 gallons of product or (ii) 5 years from the effective date of the agreement. The remaining minimum purchase commitment as of September 25, 2022 was approximately $9.5 million.

Legal Proceedings

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of September 25, 2022. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.

Unclaimed Property

The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unredeemed gift card balances. During the first quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company was accepted into Delaware’s Voluntary Disclosure Agreement Program, entitling it to certain benefits and protections offered to participants in the program. The Company intends to work in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit. Any potential loss, or range of loss, that may result from this matter is not currently reasonably estimable.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except share and per share data)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Numerator:
Net income	$46	$783	$7,393	$2,546
Denominator:
Weighted average common shares outstanding - basic	59,089,831	45,013,784	59,065,423	45,013,784
Weighted average common shares outstanding - diluted	60,464,062	46,085,650	60,088,622	46,077,196
Net income per common share - basic	$—	$0.02	$0.13	$0.06
Net income per common share - diluted	$—	$0.02	$0.12	$0.06
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	1,255,089	90,045	1,708,602	90,045
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for preferred stock using the two-class method, as well as for stock options and restricted stock units outstanding and unvested as of the respective periods using the treasury method.
During the thirteen and thirty-nine weeks ended September 26, 2021, the performance-based stock options that were granted under the 2017 Equity Plan, certain of which were converted into time-based stock options upon the Company’s initial public offering, were excluded from the diluted net income per common share calculation as the performance condition was not considered probable of being met.

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
Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. In 2022, First Watch was recognized with ADP’s coveted Culture at Work Award and named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute. The Company is majority owned by Advent International Corporation, one of the world’s largest private-equity firms. On October 1, 2021, the Company’s common stock began trading on Nasdaq under the ticker symbol “FWRG.”

The Company does not operate outside of the United States. The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of September 25, 2022, the Company had 356 company-owned restaurants and 103 franchise-owned restaurants.
Recent Developments

Financial highlights for the thirteen weeks ended September 25, 2022 (“third quarter of 2022”) as compared to the thirteen weeks ended September 26, 2021 (“third quarter of 2021”) include the following:

•System-wide sales increased 19.2% to $235.2 million in the third quarter of 2022 from $197.4 million in the third quarter of 2021
•Total revenues increased 18.7% to $186.9 million in the third quarter of 2022 from $157.4 million in the third quarter of 2021
•Same-restaurant sales growth of 12.0% (32.7% relative to the third quarter of 2019*)
•Same-restaurant traffic growth of 3.7% (7.0% relative to the third quarter of 2019*)
•Income from operations margin of 1.4% during the third quarter of 2022 compared to 4.6% in the third quarter of 2021
•Restaurant level operating profit margin** of 17.3% in the third quarter of 2022 as compared to 19.5% in the third quarter of 2021
•Net income of $46.0 thousand in the third quarter of 2022 compared to $0.8 million in the third quarter of 2021
•Adjusted EBITDA** of $17.0 million in the third quarter of 2022 was flat compared to the third quarter of 2021
•Opened 11 system-wide restaurants (7 company-owned and 4 franchise-owned) across 9 states resulting in a total of 459 system-wide restaurants (356 company-owned and 103 franchise-owned) across 29 states
___________________
* Comparison to the thirteen weeks ended September 29, 2019 (“third quarter of 2019”) is presented for enhanced comparability due to the economic impact of COVID-19.
** See Non-GAAP Financial Measures section below.

Key Performance Indicators

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics that we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to evaluate performance and assess the growth of our business as well as the effectiveness of our marketing and operational strategies.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and thirty-nine weeks ended September 25, 2022, there were 303 restaurants in our Comparable Restaurant Base. For the thirteen and thirty-nine weeks ended September 26, 2021, there were 270 restaurants in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings and other transitional changes.

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

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we use the following non-GAAP measures, which present operating results on an adjusted basis: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Restaurant level operating profit and (iv) Restaurant level operating profit margin. Our presentation of these non-GAAP measures includes isolating the effects of some items that are either nonrecurring in nature or vary from period to period without any correlation to our ongoing core operating performance. These supplemental measures of performance are not required by or presented in accordance with GAAP. Management believes that the use of these non-GAAP measures provides investors with additional transparency of our operations, facilitates analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance, identifies operational trends and allows for greater transparency with respect to key metrics used by us in our financial and operational decision making. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies and have important limitations as analytical tools. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP as they may not provide a complete understanding of our performance. These non-GAAP measures should be reviewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

We use Adjusted EBITDA and Adjusted EBITDA margin (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate our operating results and the effectiveness of our business strategies and (iii) internally as benchmarks to compare our performance to that of our competitors.

We use Restaurant level operating profit and Restaurant level operating profit margin (i) to evaluate the performance and profitability of each operating restaurant, individually and in the aggregate and (ii) to make decisions regarding future spending and other operational decisions.

Adjusted EBITDA: represents Net income before depreciation and amortization, interest expense, income taxes, and items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of Net income, the most directly comparable measure in accordance with GAAP, to Adjusted EBITDA, included in the section Non-GAAP Financial Measure Reconciliations below.

Adjusted EBITDA Margin: represents Adjusted EBITDA as a percentage of total revenues. See Non-GAAP Financial Measure Reconciliations below for a reconciliation to Net income margin, the most directly comparable GAAP measure.

Restaurant Level Operating Profit: represents restaurant sales, less restaurant operating expenses, which include food and beverage costs, labor and other related expenses, other restaurant operating expenses, pre-opening expenses and occupancy expenses. Restaurant level operating profit excludes corporate-level expenses and other items that we do not consider in the evaluation of the ongoing core operating performance of our restaurants as identified in the reconciliation of Income from operations, the most directly comparable GAAP measure, to Restaurant level operating profit, included in the section Non-GAAP Financial Measure Reconciliations below.

Restaurant Level Operating Profit Margin: represents Restaurant level operating profit as a percentage of restaurant sales. See Non-GAAP Financial Measure Reconciliations below for a reconciliation to Income from operations margin, the most directly comparable GAAP measure.

Selected Operating Data

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
System-wide sales (in thousands)	$235,231	$197,409	$680,588	$548,005
System-wide restaurants	459	428	459	428
Company-owned	356	337	356	337
Franchise-owned	103	91	103	91
Same-restaurant sales growth	12.0%	46.2%	17.0%	75.0%
Same-restaurant traffic growth	3.7%	40.1%	10.6%	61.6%
Income from operations (in thousands)	$2,621	$7,153	$15,434	$23,310
Income from operations margin	1.4%	4.6%	2.9%	5.4%
Restaurant level operating profit (in thousands) (1)	$31,872	$30,240	$98,390	$86,230
Restaurant level operating profit margin (1)	17.3%	19.5%	18.3%	20.0%
Net income (in thousands)	$46	$783	$7,393	$2,546
Net income margin	—%	0.5%	1.4%	0.6%
Adjusted EBITDA (in thousands) (2)	$17,023	$16,952	$54,176	$52,134
Adjusted EBITDA margin (2)	9.1%	10.8%	10.0%	11.9%
________________
(1) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, are set forth in the schedules within the Non-GAAP Financial Measure Reconciliations section below.
(2) Reconciliations from Net income and Net income margin, the most comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, are set forth in the schedules within the Non-GAAP Financial Measure Reconciliations section below.

Same-Restaurant Sales Growth and Same-Restaurant Traffic Growth

THIRTEEN WEEKS ENDED	SAME-RESTAURANT SALES GROWTH	SAME-RESTAURANT TRAFFIC GROWTH	COMPARABLE RESTAURANT BASE
September 25, 2022	12.0%	3.7%	303
September 26, 2021	46.2%	40.1%	270
September 27, 2020	(17.2)%	(24.3)%	212
September 29, 2019	5.1%	0.6%	168

Results of Operations
Thirteen and Thirty-Nine Weeks Ended September 25, 2022 Compared to Thirteen and Thirty-Nine Weeks Ended September 26, 2021
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021:

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022		SEPTEMBER 26, 2021		SEPTEMBER 25, 2022		SEPTEMBER 26, 2021
Revenues
Restaurant sales	$183,978	98.5%	$155,082	98.5%	$536,329	98.5%	$432,136	98.5%
Franchise revenues	2,874	1.5%	2,359	1.5%	8,088	1.5%	6,437	1.5%
Total revenues	186,852	100.0%	157,441	100.0%	544,417	100.0%	438,573	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	44,578	24.2%	35,871	23.1%	129,200	24.1%	96,383	22.3%
Labor and other related expenses	61,262	33.3%	50,587	32.6%	175,091	32.6%	136,586	31.6%
Other restaurant operating expenses	29,685	16.1%	23,905	15.4%	85,761	16.0%	69,348	16.0%
Occupancy expenses	15,091	8.2%	13,969	9.0%	44,318	8.3%	41,035	9.5%
Pre-opening expenses	1,490	0.8%	510	0.3%	3,569	0.7%	2,573	0.6%
General and administrative expenses	21,689	11.6%	17,019	10.8%	63,194	11.6%	44,360	10.1%
Depreciation and amortization	8,679	4.6%	8,203	5.2%	25,302	4.6%	23,965	5.5%
Impairments and loss on disposal of assets	338	0.2%	98	0.1%	572	0.1%	261	0.1%
Transaction expenses, net	1,419	0.8%	126	0.1%	1,976	0.4%	752	0.2%
Total operating costs and expenses	184,231	98.6%	150,288	95.5%	528,983	97.2%	415,263	94.7%
Income from operations (1)	2,621	1.4%	7,153	4.6%	15,434	2.9%	23,310	5.4%
Interest expense	(1,362)	(0.7)%	(6,051)	(3.8)%	(3,494)	(0.6)%	(18,656)	(4.3)%
Other income, net	116	0.1%	215	0.1%	395	0.1%	536	0.1%
Income before income taxes	1,375	0.7%	1,317	0.8%	12,335	2.3%	5,190	1.2%
Income tax expense	(1,329)	(0.7)%	(534)	(0.3)%	(4,942)	(0.9)%	(2,644)	(0.6)%
Net income and total comprehensive income	$46	—%	$783	0.5%	$7,393	1.4%	$2,546	0.6%
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Restaurant sales:
In-restaurant dining sales	$147,491	$123,311	19.6%	$425,222	$327,147	30.0%
Third-party delivery sales	20,105	15,232	32.0%	60,960	52,584	15.9%
Take-out sales	16,382	16,539	(0.9)%	50,147	52,405	(4.3)%
Total Restaurant sales	$183,978	$155,082	18.6%	$536,329	$432,136	24.1%

The increase in total restaurant sales during the thirteen weeks ended September 25, 2022 as compared to the same period in the prior year was primarily due to (i) same-restaurant sales growth of 12.0%, driven by same-restaurant traffic growth of 3.7%, menu price increases and the increase in third-party delivery sales, in addition to (ii) 23 NROs between September 26, 2021 and September 25, 2022.

The increase in total restaurant sales during the thirty-nine weeks ended September 25, 2022 as compared to the same period in the prior year was primarily due to (i) same restaurant sales growth of 17.0%, driven by same-restaurant traffic growth of 10.6%, menu price increases and the increase in third-party delivery sales, in addition to (ii) 23 NROs between September 26, 2021 and September 25, 2022.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Franchise revenues:
Royalty and system fund contributions	$2,807	$2,300	22.0%	$7,892	$6,254	26.2%
Initial fees	67	59	13.6%	196	183	7.1%
Total Franchise revenues	$2,874	$2,359	21.8%	$8,088	$6,437	25.6%
The increase in franchise revenues during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily driven by (i) the increase in sales from franchise-owned restaurants and (ii) $0.2 million and $0.4 million, respectively, from 12 franchise-owned NROs between September 26, 2021 and September 25, 2022.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Food and beverage costs	$44,578	$35,871	24.3%	$129,200	$96,383	34.0%
As a percentage of restaurant sales	24.2%	23.1%	1.1%	24.1%	22.3%	1.8%

Food and beverage costs as a percent of restaurant sales increased during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year primarily due to inflation across the market basket, partially offset by menu price increases.

Food and beverage costs increased during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year primarily as a result of (i) the increase in restaurant sales, (ii) inflation across the market basket and (iii) 23 NROs that have opened between September 26, 2021 and September 25, 2022.

Management currently expects a continuation of cost pressures in our market basket for the balance of the year, with inflation of 12.0% to 14.0% in the fourth fiscal quarter.

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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Labor and other related expenses	$61,262	$50,587	21.1%	$175,091	$136,586	28.2%
As a percentage of restaurant sales	33.3%	32.6%	0.7%	32.6%	31.6%	1.0%

Labor and other related expenses as a percentage of restaurant sales increased during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year primarily as a result of the increase in wages and staffing levels. This increase was partially offset by (i) retention bonuses recognized during the thirteen and thirty-nine weeks ended September 26, 2021 and (ii) a decrease in health insurance costs, which includes rebates from our group health plan.
The increase in labor and other related expenses during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily due to (i) the increase in wages and staffing levels and (ii) 23 NROs that have opened between September 26, 2021 and September 25, 2022. This increase was partially offset by (i) retention bonuses recognized during the thirteen and thirty-nine weeks ended September 26, 2021 and (ii) a decrease in health insurance costs, which includes rebates from our group health plan.

We expect inflation to remain between 8.0% to 10.0% for our restaurant labor cost for the balance of the year.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Other restaurant operating expenses	$29,685	$23,905	24.2%	$85,761	$69,348	23.7%
As a percentage of restaurant sales	16.1%	15.4%	0.7%	16.0%	16.0%	—%
The increase in other restaurant operating expenses as a percentage of restaurant sales during the thirteen weeks ended September 25, 2022 as compared to the same period in the prior year was primarily due to the increase in the cost of to-go supplies and repairs and maintenance costs.
The increase in other restaurant operating expenses during the thirteen weeks ended September 25, 2022 as compared to the same period in the prior year was mainly due to (i) $2.2 million related to credit card fees, utilities, repairs and maintenance and insurance expense primarily driven by the increase in restaurant sales and restaurant growth, (ii) $1.9 million in operating supplies expense primarily driven by inflation and the increase in restaurant sales and restaurant growth, as well as (iii) $0.7 million in third-party delivery services fees.
Other restaurant operating expenses as a percentage of restaurant sales during the thirty-nine weeks ended September 25, 2022 was flat compared to the same period in the prior year primarily due to leveraging in-restaurant dining sales offset by the increase in the cost of to-go supplies and repairs and maintenance costs.
The increase in other restaurant operating expenses during the thirty-nine weeks ended September 25, 2022 as compared to the same period in the prior year was mainly due to (i) $7.8 million related to credit card fees, utilities, repairs and maintenance and insurance expense primarily driven by the increase in restaurant sales and restaurant growth, (ii) $6.3 million in operating supplies expense primarily driven by inflation and the increase in restaurant sales and restaurant growth, as well as (iii) $0.8 million in third-party delivery services fees.

Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Occupancy expenses	$15,091	$13,969	8.0%	$44,318	$41,035	8.0%
As a percentage of restaurant sales	8.2%	9.0%	(0.8)%	8.3%	9.5%	(1.2)%
The decrease in occupancy expenses as a percentage of restaurant sales for the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily due to sales leverage driven by the increase in restaurant sales.
The increase in occupancy expenses during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Pre-opening expenses	$1,490	$510	n/m (1)	$3,569	$2,573	38.7%
___________
(1) Not meaningful.
The increase in pre-opening expenses during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily due to (i) the higher number of restaurants opened in addition to (ii) the higher number of restaurants expected to open and the related increase in pre-opening rent.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
General and administrative expenses	$21,689	$17,019	27.4%	$63,194	$44,360	42.5%

The increase in general and administrative expenses during the thirteen weeks ended September 25, 2022 as compared to the same period in the prior year was mainly due to (i) $2.3 million of stock-based compensation expense from certain stock option awards that converted into time-based stock options upon the Company’s IPO, in addition to stock options and restricted stock units granted under the 2021 Equity Incentive Plan (the “2021 Equity Plan”), (ii) $1.3 million related to legal, accounting and consulting services associated with being a public company and (iii) $0.9 million related to insurance expense associated with being a public company.

The increase in general and administrative expenses during the thirty-nine weeks ended September 25, 2022 as compared to the same period in the prior year was mainly due to (i) $7.1 million of stock-based compensation expense from certain stock option awards that converted into time-based stock options upon the Company’s IPO, in addition to stock options and restricted stock units granted under the 2021 Equity Plan, (ii) $2.3 million in marketing expenses, (iii) $2.9 million related to insurance expense associated with being a public company, (iv) $2.1 million related to legal, accounting and consulting services associated with being a public company and (v) $1.5 million of expenses associated with investments in technology initiatives and the redesign of our systems and processes.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Depreciation and amortization	$8,679	$8,203	5.8%	$25,302	$23,965	5.6%
The increase in depreciation and amortization during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily due to incremental depreciation of capital expenditures associated with NROs.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Impairments and loss on disposal of assets	$338	$98	n/m (1)	$572	$261	n/m (1)
____________
(1) Not meaningful.
There were no impairment losses recognized on intangible assets or fixed assets during the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021. Loss on disposal of assets recognized during the periods indicated were primarily related to costs of disposals of assets associated with retirements, replacements and the closure of restaurants.
Transaction Expenses, Net
Transaction expenses, net include (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name, (v) costs related to restaurant closures and (vi) costs related to secondary offerings of our common stock.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Transaction expenses, net	$1,419	$126	n/m (1)	$1,976	$752	n/m (1)
____________
(1) Not meaningful.
The increase in Transaction expenses, net during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily due to approximately $1.6 million of costs incurred by us in connection with the secondary public offering of the Company’s common stock by entities affiliated with our majority owner, Advent International Corporation (the “Secondary Offering”), partially offset by credits recognized in connection with certain service contracts.
Income from Operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Income from operations	$2,621	$7,153	(63.4)%	$15,434	$23,310	(33.8)%
As a percentage of restaurant sales	1.4%	4.6%	(3.2)%	2.9%	5.4%	(2.5)%
Income from operations margin decreased during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year primarily due to (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing and (iii) higher general and administrative expenses mainly due to stock-based compensation expense and expenses associated with being a public company. This decrease was partially offset by menu price increases.
Income from operations decreased during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year primarily due to (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing, (iii) higher operating costs and expenses driven by the increase in restaurant sales and restaurant growth and (iv) higher general and administrative expenses mainly due to stock-based compensation expense and expenses associated with being a public company. This decrease was partially offset by the increase in restaurant sales and franchise revenues.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Interest expense	$(1,362)	$(6,051)	(77.5)%	$(3,494)	$(18,656)	(81.3)%

The decrease in interest expense during the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was primarily due to lower outstanding debt and reduced interest rates from the term loan A facility pursuant to our credit agreement executed in October 2021 (the “New Credit Agreement”).

Other Income, Net

Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Other income, net	$116	$215	(46.0)%	$395	$536	(26.3)%
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Income tax expense	$(1,329)	$(534)	n/m (1)	$(4,942)	$(2,644)	86.9%
Effective income tax rate	96.7%	40.5%	56.2%	40.1%	50.9%	(10.8)%
___________
(1) Not meaningful.

The change in the effective income tax rates for the thirteen and thirty-nine weeks ended September 25, 2022 as compared to the same periods in the prior year was mainly due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iii) limitations on deductions of certain compensation and (iv) non-deductible costs associated with the Secondary Offering.

Net Income

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Net income	$46	$783	n/m (1)	$7,393	$2,546	n/m (1)
As a percentage of total revenues	—%	0.5%	(0.5)%	1.4%	0.6%	0.8%
___________
(1) Not meaningful.

Net income and Net income margin decreased during the thirteen weeks ended September 25, 2022 as compared to the same period in the prior year primarily due to (i) the decrease in income from operations, (ii) costs associated with the Secondary Offering and (iii) higher income tax expense. This decrease was partially offset by lower interest expense.

The increase in Net income and Net income margin during the thirty-nine weeks ended September 25, 2022 as compared to the same period in the prior year was primarily due to lower interest expense. This increase was partially offset by (i) lower income from operations, (ii) the increase in transaction expenses due to costs associated with the Secondary Offering and (iii) higher income tax expense.

Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Restaurant level operating profit	$31,872	$30,240	5.4%	$98,390	$86,230	14.1%
Restaurant level operating profit margin	17.3%	19.5%	(2.2)%	18.3%	20.0%	(1.7)%

Restaurant level operating profit margin during the thirteen and thirty-nine weeks ended September 25, 2022 decreased as compared to the same periods in the prior year primarily due to (i) inflation across commodities and supplies and (ii) the increase in restaurant-level wages and staffing. This decrease was partially offset by menu price increases.

Restaurant level operating profit during the thirteen and thirty-nine weeks ended September 25, 2022 increased as compared to the same periods in the prior year primarily due to same-restaurant sales growth, driven by same-restaurant traffic growth, menu price increases and the increase in third-party delivery sales. This increase was partially offset by (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing and (iii) the increase in operating costs and expenses driven by higher restaurant sales and our restaurant growth.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	Change
Adjusted EBITDA	$17,023	$16,952	0.4%	$54,176	$52,134	3.9%
Adjusted EBITDA margin	9.1%	10.8%	(1.7)%	10.0%	11.9%	(1.9)%
The decrease in Adjusted EBITDA margin during the thirteen weeks ended September 25, 2022 as compared to the same period in the prior year was primarily due to (i) the decrease in restaurant level operating profit margin and (ii) the increase in general and administrative expenses mainly due to legal, accounting, consulting and insurance costs associated with being a public company.
The decrease in Adjusted EBITDA margin during the thirty-nine weeks ended September 25, 2022 as compared to the same period in the prior year was primarily due to (i) the decrease in restaurant level operating profit margin and (ii) the increase in general and administrative expenses mainly due to legal, accounting, consulting and insurance costs associated with being a public company, as well as the increase in marketing expenses.
Adjusted EBITDA during the thirteen weeks ended September 25, 2022 was flat compared to the same period in the prior year primarily due to the increase in restaurant level operating profit which was offset by higher general and administrative expenses mainly due to legal, accounting, consulting and insurance costs associated with being a public company.
The increase in Adjusted EBITDA during the thirty-nine weeks ended September 25, 2022 as compared to the same period in the prior year was primarily due to the increase in restaurant level operating profit. This increase was partially offset by higher general and administrative expenses mainly due to legal, accounting, consulting and insurance costs associated with being a public company, as well as the increase in marketing expenses.

Non-GAAP Financial Measure Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:
.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Net income	$46	$783	$7,393	$2,546
Depreciation and amortization	8,679	8,203	25,302	23,965
Interest expense	1,362	6,051	3,494	18,656
Income taxes	1,329	534	4,942	2,644
EBITDA	11,416	15,571	41,131	47,811
IPO-readiness and strategic transition costs (1)	780	576	1,951	1,755
Stock-based compensation (2)	2,719	430	7,821	746
Transaction expenses, net (3)	1,419	126	1,976	752
Impairments and loss on disposal of assets (4)	338	98	572	261
Recruiting and relocation costs (5)	351	151	570	333
Severance costs (6)	—	—	155	265
COVID-19 related charges (7)	—	—	—	211
Adjusted EBITDA	$17,023	$16,952	$54,176	$52,134

Total revenues	$186,852	$157,441	$544,417	$438,573
Net income margin	—%	0.5%	1.4%	0.6%
Adjusted EBITDA margin	9.1%	10.8%	10.0%	11.9%

Additional information
Deferred rent expense (income) (8)	$680	$(156)	$1,911	$(1,963)
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
(3) Represents (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name, (v) costs related to restaurant closures and (vi) costs related to secondary offerings of the Company’s common stock.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Income from operations	$2,621	$7,153	$15,434	$23,310
Less: Franchise revenues	(2,874)	(2,359)	(8,088)	(6,437)
Add:
General and administrative expenses	21,689	17,019	63,194	44,360
Depreciation and amortization	8,679	8,203	25,302	23,965
Transaction expenses, net (1)	1,419	126	1,976	752
Impairments and loss on disposal of assets (2)	338	98	572	261
COVID-19 related charges (3)	—	—	—	19
Restaurant level operating profit	$31,872	$30,240	$98,390	$86,230

Restaurant sales	$183,978	$155,082	$536,329	$432,136
Income from operations margin	1.4%	4.6%	2.9%	5.4%
Restaurant level operating profit margin	17.3%	19.5%	18.3%	20.0%

Additional information
Deferred rent expense (income) (4)	$631	$(244)	$1,762	$(1,978)
_____________________________
(1) Represents (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs incurred in connection with the conversion of certain restaurants to company-owned restaurants operating under the First Watch trade name, (v) costs related to restaurant closures and (vi) costs related to secondary offerings of the Company’s common stock.
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
Liquidity and Capital Resources

Liquidity

As of September 25, 2022, we had cash and cash equivalents of $49.4 million and we had outstanding borrowings, excluding unamortized debt issuance costs and deferred issuance costs of $98.8 million. As of September 25, 2022, we had availability of $75.0 million under our revolving credit facility pursuant to our New Credit Agreement. Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our requirements for working capital are not significant because our customers pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.

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
Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended September 25, 2022 and September 26, 2021:

	THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 25, 2022	SEPTEMBER 26, 2021
Cash provided by operating activities	$46,644	$44,265
Cash used in investing activities	(45,700)	(27,424)
Cash used in financing activities	(3,437)	(3,836)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,493)	$13,005
Cash provided by operating activities during the thirty-nine weeks ended September 25, 2022 increased to $46.6 million from $44.3 million during the thirty-nine weeks ended September 26, 2021 primarily due to (i) the increase in net income of $4.8 million and (ii) the impact of non-cash charges of $12.2 million, partially offset by (iii) a net change in operating assets and liabilities of $14.6 million. The increase in the non-cash charges was primarily driven by additional stock-based compensation expense resulting from certain stock option awards that converted into time-based stock option awards upon closing of the IPO as well as new stock option awards and restricted stock units issued under the 2021 Equity Plan. The net change in operating assets and liabilities of $14.6 million was primarily a result of (i) the timing and the increase of employee compensation payments, in addition to (ii) the timing of operational payments.
Cash used in investing activities increased to $45.7 million during the thirty-nine weeks ended September 25, 2022 from $27.4 million during the thirty-nine weeks ended September 26, 2021 primarily as a result of the increase in capital expenditures to support our restaurant growth and new restaurant technology.
Cash used in financing activities decreased to $3.4 million during the thirty-nine weeks ended September 25, 2022 from $3.8 million during the thirty-nine weeks ended September 26, 2021 primarily due to the timing of repayments made on the long-term debt, partially offset by repayments made on the note payable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, which were previously identified and disclosed in connection with our IPO and in our periodic reports filed with the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Remediation Efforts

We have taken certain measures to remediate the material weaknesses described above, including the following:

•Hired new and reassigned existing financial reporting, accounting, and information technology leadership with public company experience to enhance public company financial reporting, technical accounting, and information technology services and solutions.

•Augmented financial reporting capabilities by staffing professionals with special skills in income tax, internal audit, information technology, and legal.

•Established various policies, including a formal delegation of authority policy defining the protocols for reviewing and authorizing commitments, contracts, invoices, and transactions as well as a comprehensive set of information technology policies to govern the Company’s information technology practices.

•Formalized roles and review responsibilities, including ensuring appropriate segregation of duties.

•Designed and implemented period-end financial reporting controls, such as controls over the preparation and review of account reconciliations, financial statement disclosures, and the consolidated financial statements as well as establishing a formal management Disclosure Committee to review the draft financial statements and disclosures prior to release, including a sub-certification process from various functional groups.

•Designed sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel.

•Designed and implemented change management controls to ensure that information technology program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized, and implemented appropriately.

•Designed and implemented computer operation controls to ensure critical jobs are monitored and privileges are appropriately granted.

•Implemented a new backup and recovery platform to monitor data backups for all relevant systems in accordance with the applicable policy as well as manage a test recovery process.

Status of Remediation Efforts

We are in the process of designing controls over our risk assessment process as well as the preparation and review of journal entries and income taxes. We are committed to continuing to improve our internal control over financial reporting and will continue to review, optimize and enhance our controls as needed. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls have been fully designed, implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Design and implementation of and training related to redesigned internal controls and remediation efforts are on-going as is management’s assessment of the design of our control environment and testing of operating effectiveness. We believe these efforts have strengthened our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2021 Form 10-K and in Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q as of and for the quarter ended March 27, 2022 which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2021 Form 10-K as updated in our Quarterly Report on Form 10-Q as of and for the quarter ended March 27, 2022, which update is incorporated by reference herein, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or results of operations.

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
101
The financial information from First Watch Restaurant Group, Inc’s Quarterly Report on Form 10-Q for the third fiscal quarter ended September 25, 2022, filed on November 7, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2022.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)