Form 10-K
period 2022-12-25
First Watch Restaurant Group, Inc.
filed 2023-03-07
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-040866
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒	Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Stock Market) was approximately $163.3 million.

As of March 3, 2023, 59,259,299 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 25, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report on Form 10-K”) contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•our vulnerability to changes in consumer preferences and economic conditions such as inflation and recession;
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
•our sustainability activities, including environmental, social and governance (“ESG”) matters;
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

PART I

Item 1. Business

First Watch Restaurant Group, Inc. is a Delaware holding company that was acquired by funds affiliated with or managed by Advent International Corporation (“Advent”) in August 2017 (the “Advent Acquisition”). Unless the context otherwise requires, “we,” “us,” “our,” “First Watch,” the “Company,” “Management” and other similar references refer to First Watch Restaurant Group, Inc. and, unless otherwise stated, all of its subsidiaries.

Overview

Since opening our doors in 1983, we have been a pioneer in Daytime Dining, serving made-to-order breakfast, brunch and lunch using the freshest of ingredients. We have built our brand on our commitment to operational excellence, our culinary mission centered around a fresh, continuously evolving menu, and our “You First” culture. Our focus on one daytime shift enables us to optimize restaurant operations while generating an average unit volume of $2.0 million per restaurant in 2022 in only 7.5 hours per day. This daytime focus also provides us with a competitive advantage allowing us to attract and retain employees who are passionate about hospitality and drawn to our “No Night Shifts Ever” approach.

As of December 25, 2022, we had a total of 474 restaurants across 29 states, 366 of which were company-owned and 108 were franchise-owned.

Our Promise: Yeah, It’s Fresh!

At First Watch, we take a creative approach to Daytime Dining led by our commitment to freshness. Each item is made-to-order and prepared with care. We do not use microwave ovens, heat lamps or deep fryers in our kitchens. Every morning, we arrive at the crack of dawn to slice and juice fresh fruits and vegetables, bake muffins, brew our fresh coffee and whip up our French Toast batter from scratch. Our award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch, along with First Watch-specific specialties such as our protein-packed Breakfast Quinoa, Farmstand Breakfast Tacos, Avocado Toast, Morning Meditation (juiced in-house daily), our Pomegranate Sunrise, Chickichangas and our famous Million Dollar Bacon. While our menu constantly evolves, our promise of freshness never wavers.

Our Culture: You First

For four decades, we have cultivated an organizational culture built on our foundational concept of “You First,” which puts serving others above all else. As a company, we put our employees first and empower them to do whatever it takes to put our customers first. We also work hard to provide an opportunity for limitless growth and meaningful relationships, and we prioritize personal and professional growth so that our people can thrive. We believe our approach and operating model have enabled us to retain and attract the best and brightest employees in the industry and are key factors in our ability to meet the growing demand we are seeing across the country. In 2022, a five-year longitudinal study of employee surveys on Glassdoor published by William Blair ranked us #1 for work/life balance and we were in the top 10 in overall employee satisfaction, among casual dining concepts. Also in 2022, First Watch was recognized with ADP’s Culture at Work Award and named a Top 100 Most Loved Workplace ® by Newsweek and the Best Practice Institute.

We extend our You First culture by giving to important local organizations and causes in communities where our restaurants operate. First Watch also supports national and international causes we care about, such as our Project Sunrise partnership. Through Project Sunrise we source our coffee beans from women-owned farms in Colombia, and we pay an annual quality incentive bonus to farmers to further support their high-quality production. This program in turn empowers these women leaders to reinvest in their communities.

Growth Strategies

New Restaurant Openings

We currently believe First Watch has the potential for more than 2,200 restaurants in the continental United States. In 2021, First Watch was recognized by FSR Magazine as the fastest-growing full-service restaurant company in the United States based on unit growth and in 2022, we continued to realize that potential by opening 43 new company-owned and franchise-owned restaurants, which we collectively refer to as “system-wide” restaurants, across 16 states. Our growth strategy targets an accelerating pace of new restaurant development with a long-term goal of a percentage increase of system-wide restaurants in the low double digits.

In selecting new locations, we evaluate specific market characteristics, demographics, traffic patterns, co-tenants and growth potential. Our development approach has proven that First Watch has tremendous portability across markets, with new restaurants boasting consistent and a strong average unit volume across all geographies. In 2022, our new company-owned restaurants generated an annualized average unit volume of $2.2 million. Our new restaurant performance continues to accelerate and we are confident in our ability to continue this growth by elevating both the quality of real estate as well as the introduction of new design features that allow our teams to serve the significant demand.

Acquisitions of Franchise-Owned Restaurants

As an element of our growth strategy, from time to time, we have acquired restaurants from our franchisees. We believe there is potential to increase value through strategic acquisitions of our franchise-owned restaurants. As of December 25, 2022, we had 15 franchisees operating 108 restaurants with 39 total new restaurant development obligations. At December 25, 2022, sixty franchise-owned restaurants are subject to our option to purchase.

Drive Restaurant Traffic and Build Sales

Our attractive returns on invested capital in each restaurant starts with our focus on traffic and customer frequency in the building of our sales through:

•Delivering an Excellent On-Premise Dining Experience. Excellence in restaurant-level execution, recognized by customers and reinforced by the hundreds of accolades we have received, increases the visit frequency of our customers, promotes trial by new consumers and ultimately encourages loyalty. Our single menu, throughout the day and across all restaurants in our system, streamlines our supply chain and restaurant operations, simplifies our employee training and provides for a consistent and superior customer dining experience.

•Continued Menu Innovation. We continuously evolve our on-trend menu which highlights our commitment to quality and freshness and is also operationally efficient. When it comes to sourcing, we are guided by a core philosophy: “Follow The Sun.” Our five highly anticipated seasonal menus and the introduction of new platforms drive customer frequency and incremental revenue opportunities. This means that we welcome each season into our menu with exceptional ingredients harvested when they are most flavorful and fresh. In addition, successful platform introductions over the past few years, such as our Fresh Juice program and Shareables, add incremental revenue opportunities while enhancing our culinary credibility. We have seen the incidences from our Fresh Juice and Shareables platforms rise from 9.6% and 3.4%, respectively, in the fourth fiscal quarter ended December 30, 2018 to 15.4% and 7.1%, respectively, in 2022.

•Convenience and Increased Accessibility of Our Off-Premises Offering. We believe our integrated technology and improvements continue to optimize our customers’ convenience when ordering directly from us as well as our third-party delivery partners. In 2022, our total off-premises sales accounted for 20.6% of our total restaurant sales. Even as our in-restaurant dining sales recovered from the COVID-19 pandemic, off-premises sales remained strong, indicating continued customer demand. We see future opportunity to refine and grow this demand largely by focusing on in-restaurant infrastructure, especially in our new restaurant prototypes, which include dedicated make lines and to-go rooms, separate entrances and dedicated parking spots to enhance the experience of both our off-premises and dine-in customers.

•Offer Alcohol as Only First Watch Can. Our alcohol platform is unique and reflects our culinary innovation in combining fresh juices and ingredients with a variety of liquors. We have continued to expand on this strategic initiative and acquire the necessary licenses. As of December 25, 2022, our alcohol menu was offered in about 85.0% of our system-wide restaurants.

•Increasing Our Brand Awareness. For 40 years, our awareness has grown primarily through word-of-mouth as our service, menu and environment created loyal fans. While we believe that organic growth of awareness contributes to our local feel, we also recognize the potential of strategically marketing in appropriate channels to accelerate our brand awareness. We continue to build expertise in, and deploy tested strategies for, utilizing targeted digital channels to reach certain attractive customer segments and build top-of-mind awareness. By using our first party data, we have been able to identify higher frequency customers and target similar customers with digital media vehicles. These demand generation strategies have aided us to “balance out” our customer base in recent years by growing penetration with Millennial and Gen Z segments.

•Additional Platforms and Initiatives. We continue to evolve the First Watch concept and offerings via the implementation of initiatives that include:
–Weekday Occasions: We believe that the broad appeal of our menu and the quality of our ingredients give us a competitive advantage over many alternatives that offer breakfast and lunch and provide us with the opportunity to significantly increase market share by driving incremental customer visits during the week. As a result of an evolving consumer landscape, there has been a significant migration of people from urban to suburban areas, where a meaningful portion of our restaurants exist. This migration, coupled with trending work-from-home flexibility, presents First Watch with an incremental customer opportunity during the weekday business hours which we believe will further propel long-term growth.
–Customer Technology & Customer Data: We accelerated the implementation of customer data acquisition systems in order to better inform the habits and behaviors of our customers. With the large increase in remote digital orders, we also sought to digitize in-restaurant orders for the purpose of creating an omnichannel view of the First Watch customer. By integrating remote waitlist, remote orders, tokenized credit card transactions and WiFi into one system, we now have the ability to better understand trial and frequency. Since the establishment of these systems, we have gathered customer information for over 10 million unique customer profiles, 4 million of which are opted into communication. The advancements in these foundational systems have allowed us to learn more about our customers and the behaviors that drive customer lifetime value. We see this as a long-term opportunity to drive increased visit frequency as we have the ability to build new customer technology features that elevate the customer experience through reduced friction.
–Serving More Demand: First Watch has long appreciated significant demand that regularly exceeds our capacity to serve. Following 2020, the composition of our sales shifted with the increase in our off-premises sales. Combined with a significant acceleration in our business, we focused on optimizing our back-of-house roles, functions and processes. New technologies, such as the implementation of kitchen display screens in all company-owned restaurants in 2022, have increased our ability to serve more demand during peak hours. This focus has also extended to the front-of-house, where we have implemented new practices to increase table turns, optimize seat utilization and drive improved customer satisfaction scores. This initiative to serve more of our existing demand is highly desirable, given that these additional customers are already visiting our restaurants and do not require investment in customer acquisition. We are confident this enduring initiative will continue to create value for First Watch.

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

Restaurant Staff

As of December 25, 2022, we had approximately 12,000 employees. None of our employees are part of a collective bargaining agreement and based upon independent surveys and our internal evaluations, we believe our “You First” organizational culture continues to foster overall favorable relations with our employees.

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

Training

Our training programs share our legacy and culture of operating excellence. We have established a training facility at our corporate headquarters named the F.A.R.M. (“First Watch Academy of Restaurant Management”), to which we invite managers-in-training for a week-long brand experience where they learn everything from our history and cultural pillars to leadership and management tools. We have enhanced this training program to also focus on building a more diverse and inclusive team. In addition, managers-in-training also complete a comprehensive 10-week C.A.F.E. (“Culture and Food Experience”) training program in the restaurants, alongside experienced managers. Training for all in-restaurant management positions was also enhanced to clearly define and delineate roles in order to drive both results and engagement. New hourly employees participate in at least three days of initial onboarding training and shadowing. Our general managers and directors of operations conduct in-restaurant training for our staff who also train online through our Virtual Learning Academy.

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

Marketing and Advertising

We use a variety of marketing channels, including affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, email communications, promotions and partnerships. We focus on increasing our engagement with social media platforms in order to generate brand awareness and also to gather information we can then apply to future marketing efforts.

Franchise Program

As of December 25, 2022, we had 15 franchisees that operated 108 restaurants and our existing franchisees had 39 total new restaurant development obligations. Typically, our franchise agreements provide an initial term of 10 years with additional renewal terms that total 10 years subject to various conditions that include upgrades to the restaurant facility and brand image. All franchise agreements grant licenses to use our trademarks, trade secrets and proprietary methods, recipes and procedures. The initial franchise fee for each restaurant is $35,000 to $40,000. Franchisees are required to pay 4.0%-4.5% of franchised restaurant sales in royalties and contribute 1.0%-3.0% of franchised restaurant sales to a system fund, which is used for advertising, marketing and public relations programs and materials on a system-wide basis. Presently, we are not extending franchise agreements to new franchisees.
Human Capital

“You First” Culture Elevates Employee and Customer Satisfaction

First Watch has a simple mission statement based on its “You First.” culture - “Making days brighter at every opportunity.” We have been people-focused from our inception as we have always believed our employees are our greatest asset. We believe that putting our employees first, in turn, leads them to put customers first. We believe the Company’s culture plays a significant role in higher retention of all employees, as the Company had historically experienced below industry turnover. This culture was also a key factor in the Company’s achievement of top 50 status in Newsweek’s Top 100 Most Loved Workplaces, a designation that was a result of an assessment of First Watch’s people practices along with an independent survey of approximately 1,000 of our employees. First Watch also introduced a new Vision, Mission and Values statement to all employees to further reinforce its award-winning culture and emphasis on both employee and customer engagement and loyalty.

Diversity and Inclusion

In 2020, we developed and launched an annual campaign, branded #beabetterhuman, which has taken our people-focused approach to a new level. We turned participation in the #beabetterhuman campaign into an opportunity for employees to give back to the community. The #beabetterhuman initiative included a six-part live, interactive web series tackling sensitive topics such as unconscious bias, privilege and mental health. The #beabetterhuman campaign was designed to educate our entire workforce, raise awareness and influence change. In order to provide employees with a chance to make a difference, for each employee that participated in all six #beabetterhuman web sessions, First Watch made a donation to Bryan Stevenson’s Equal Justice Initiative (featured in the book and film “Just Mercy”). We continue to build upon the success of the program with training on the program for new managers and an ongoing #beabetterhuman series on Facebook, Instagram and Glassdoor highlighting diverse employees within the restaurants and their unique and inspiring stories.

The R.I.S.E. (Race Inclusion and Support Exchange) Council was created to engage high performing diverse leaders in dialogue on how to best advance the Company’s diversity efforts. As a result of ideas that the R.I.S.E. Council surfaced, The Rising 20, a new mentor program was established as an important step in the #beabetterhuman campaign to help accelerate the development and advancement of under-represented groups within First Watch. In this mentoring program, employees are partnered with a senior leader in the organization for a six-month guided mentorship journey targeting personal development and professional growth. In addition, the program includes a self-assessment and career goal setting workshops.

In both 2021 and 2022, First Watch also worked with an independent Diversity, Equity, and Inclusion (“DEI”) consultant to track our DEI data, complete a thorough assessment of our current state and benchmark on key metrics. Leveraging this data, along with their analytics and strategy platform, we then identified efforts to prioritize DEI in order to drive impact and took action. First Watch was pleased to achieve solid positioning in the benchmarking results and significant year-over-year improvement.

In 2022, CEO and President, Chris Tomasso, Chief People Officer, Laura Sorensen and Chief Operating Officer, Dan Jones, hosted nineteen separate 90 minute calls with hourly employees across the country for their second annual W.H.Y. Tour – their “We Hear You” listening tour. The purpose of the in-depth sessions was to learn more about the issues that matter most to our hourly workforce. As a result of this tour, the Company was able to take swift action on the most meaningful issues. New employee benefits, practices and operational tools have been introduced as a direct result of feedback from each tour, reinforcing the Company’s culture of listening to its employees and taking action on the issues that matter the most to them.

Experienced, Passionate Leadership Team and Deep Bench of Talent

Our team is led by passionate executives who have an extensive mix of experience in our brand and with other leading national restaurant concepts and consumer facing businesses. We have a deep bench of talent throughout the organization. Our executives and key employees average more than 15 years of industry experience and our directors of operations have an average tenure at First Watch of approximately ten years. In addition, our restaurant staff includes hundreds of fully-trained, tested, high-performing managers throughout our system who are poised to step into the general manager role as we execute our growth strategy and open new restaurants.

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

We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts and our investor relations website (https://investors.firstwatch.com) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

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

Risks Related to Employees and the Workforce

•the loss of our executive officers or other key employees
•our inability to identify qualified individuals for our workforce
•our failure to maintain our corporate culture
•potential unionization activities
•our sustainability activities, including ESG matters

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

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For example, due in large part to trends related to increased work-from-home accommodations by employers, we experienced and continue to experience changes in our breakfast and lunch business as it relates to customers who visit us before starting the workday, on their way to work or during corporate lunch breaks. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, geopolitical tensions, inflation or increased food or energy costs could harm the restaurant industry in general and our restaurants in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could have a material adverse effect on our business, financial condition and results of operations. There can also be no assurance that consumers will continue to regard our menu offerings favorably, that we will be able to develop new menu items that appeal to consumer preferences or that there will not be a drop in consumer demands for restaurant dining during breakfast and lunch dayparts. Restaurant traffic and our resulting sales depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. In addition, the restaurant industry is subject to scrutiny due to the perception that restaurant company practices have contributed to poor nutrition, high caloric intake, obesity or other health concerns of their customers. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our system-wide restaurants are geographically concentrated in the southeast portion of the United States and we may encounter new challenges as we enter new markets. The challenges of entering new markets include: difficulties in hiring experienced personnel; increased labor costs; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of company-owned and franchise-owned restaurants in our existing markets, and we may find that our concept has limited appeal in new markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants and could have a material adverse effect on our business, financial condition and results of operations.

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

Our restaurants are primarily located in high-activity trade areas that often contain retail centers, lifestyle centers, and entertainment centers. We depend on high visitor rates in these trade areas to attract customers to our restaurants. Factors that may result in declining visitor rates at these locations include economic or political conditions, anchor tenants closing in retail centers in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, mobility restrictions and fear of contracting infectious diseases. A decline in traffic at these locations for a sustained period could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in the price or availability of certain food products could affect our profitability and reputation. While some commodities we purchase are subject to contract pricing, as our contracts expire, we may not be able to successfully re-negotiate terms that protect us from price inflation in the future. International commodities we purchase are also subject to supply shortages or interruptions.

Changes in the cost of ingredients can result from a number of factors, including seasonality, increases in the cost of grain, disease and viruses and other factors that affect availability and greater international demand for domestic pork products. In 2022, we experienced significant increases in the cost of eggs primarily due to an outbreak of avian influenza that is expected to continue into 2023. In the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend or permanently discontinue serving menu items rather than pay the increased cost for the ingredients. Any such changes to our available menu could negatively impact our restaurant traffic, business and same-restaurant sales growth during the shortage and thereafter. While future cost increases can be partially offset by increasing menu prices, there can be no assurance that we will be able to offset future cost increases by increasing menu prices. If we or our franchisees implement menu prices increases, there can be no assurance that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns. Competitive conditions may limit our menu pricing flexibility and if we or our franchisees implement menu price increases to protect our margins, restaurant traffic could be materially adversely affected, at both company-owned and franchise-owned restaurants.

Our financial condition, results of operations, and supply chain have been and may continue to be adversely affected for an extended period of time by the COVID-19 pandemic or other infectious diseases.

The COVID-19 pandemic has had, and is continuing to have, a significant impact on our business and results of operations. At the peak of the COVID-19 outbreak, all of our company-owned restaurants were closed. For franchised restaurants that remained open, same-store sales declined due to modified operating hours and reduced customer traffic. While all of our company-owned and franchised restaurants have reopened, we expect that our operations will continue to be impacted by the continuing effects of COVID-19, including resurgences and variants of the virus. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. Social distancing, telecommuting and reductions in travel may become the new normal. In addition, the COVID-19 pandemic has required and may continue to require us to make controversial decisions about precautionary measures, such as vaccinations, showing proof of vaccinations and face coverings, that could impact our results, including by impacting our brand, our employee retention and satisfaction, and our customer traffic. All of these conditions could fundamentally impact the way we work and the customer experience we provide, and could have continuing adverse effects on our results of operations, cash flows and financial condition. As a result, we may incur impairment charges to our inventory, restaurant and corporate assets—and our ability to realize the benefits from deferred tax assets may become limited—any of which may have a significant or material impact on our financial results.

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

Some of our restaurants open with an initial start-up period of higher or lower than normal sales volumes. Our restaurant level operating profit margins are generally lower through the first 12 months of operation. In new markets, the length of time before average sales for new restaurants stabilize is less predictable as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average unit volume and same-restaurant sales growth may not increase at the rates our existing restaurants have achieved over the past several years. Our ability to operate new restaurants profitably and increase our average unit volume and same-restaurant sales growth will depend on many factors, some of which are beyond our control, including:

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

As 23% and 22% of our system-wide restaurants were franchised as of December 25, 2022 and December 26, 2021, respectively, our results of operations are dependent in part upon the operational and financial success of our franchisees. While we are responsible for ensuring the success of our system-wide restaurants and for taking a long-term view with respect to system-wide improvements, our franchisees have individual business strategies and objectives, which may conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed or close their restaurants, it could result in reduced franchise revenues, which could have a material adverse effect on our business, financial condition and results of operations.

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

We contract with one distributor, which we refer to as our “broad line” distributor, to provide virtually all of our food distribution services in the United States. As of December 25, 2022, we utilized 16 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broad line distributor can supply the restaurants affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire or extreme adverse weather conditions such as storms, floods, severe thunderstorms and hurricanes, were to occur at the distribution center that services the concentration of our restaurants located in Florida, we would be at immediate risk of product shortages because that distribution center supplies

23.0% of our company-owned restaurants as of December 25, 2022, which collectively represented 31.0% of our restaurant sales for 2022. The other 15 distribution centers collectively supply the other 77.0% of our company-owned restaurants, which represented the remaining 69% of our sales.
As of December 25, 2022, we purchased substantially all of our pork from two suppliers, substantially all of our eggs from one supplier and all of our coffee from one supplier. We purchase these ingredients pursuant to purchase orders at prevailing market or negotiated contract prices and are not limited by minimum purchase requirements. The cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our restaurants or distribution centers due to problems in production or distribution, inclement weather, unanticipated demand or other conditions may materially and adversely affect our results of operations while we establish alternative supplier and distribution channels, all of which may materially and adversely affect our results of operations while we establish these alternate supplier and distribution channels. Accordingly, although we believe that alternative supply and distribution sources are available, there can be no assurance that we will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our existing suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, if our suppliers or distributors fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of a pandemic or other infectious diseases. If our suppliers’ employees are unable to work or our suppliers’ operations are disrupted due to a pandemic or other infectious diseases, we and our franchisees could face shortages of food items or other supplies, and our and our franchisees’ operations and sales could be materially adversely impacted by such supply interruptions. If that were to occur, we may not be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.

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
Our restaurants in the southeast portion of the United States represented approximately 41.0% of our system-wide restaurants as of December 25, 2022. Our restaurants in Florida represented approximately 23.0% of our system-wide restaurants as of December 25, 2022. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the southeast portion of the United States have had, and may continue to have, material adverse effects on our business, financial condition and results of operations. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a national footprint.
Damage to our reputation and negative publicity could have a material adverse effect on our business, financial condition and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets, and will be critical to our success as we enter into new markets. Any incident that erodes consumer loyalty to our brand could significantly reduce its value and damage our business. We may be adversely affected by negative publicity relating to food quality, the safety, sanitation and welfare of our restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, employee relationships and welfare or other matters at one or more of our restaurants. Any publicity relating to health concerns, perceived or specific outbreaks of infectious diseases attributed to one or more of our restaurants, or non-compliance with government restrictions imposed by federal, state and local governments could result in a significant decrease in customer traffic in all of our restaurants and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, similar negative publicity or occurrences with respect to other restaurants or other restaurant chains could also decrease our customer traffic and have a similar material adverse effect on our business. In addition, incidents of restaurant commentary have increased dramatically with the proliferation of social media platforms. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held responsible. In addition, the negative impact of adverse publicity may extend far beyond the restaurant involved, especially due to the high geographic concentration of many of our restaurants, and affect some or all our other restaurants, including our franchise-owned restaurants. The risk of negative publicity is particularly great with respect to our franchise-owned restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis and negative publicity from our franchised restaurants may also significantly impact company-owned restaurants. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our business, financial condition and results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse effect on our business, financial condition and results of operations.

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, chat platforms, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with customers and brand relevance, particularly given the rise in digital orders by customers at home due to the increased work-from-home customer base. We also continue to invest in other digital marketing initiatives that allow us to reach our customers across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition. Additionally, negative commentary regarding our restaurants, our food or our service may be posted on our website or social media platforms and may be adverse to our reputation or business. This harm may be immediate, without affording us an opportunity for redress or correction.

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

We rely on a variety of marketing and advertising techniques, including email communications, affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, promotions and partnerships, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of digital marketing, which we rely upon to attract new customers. We are, and may increasingly become, subject to other various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding and are subject to potentially differing interpretations. Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the definition of “personal information” or “personal data” under newer privacy laws is much broader than the definition of “personally identifiable information” that appears in older privacy laws, and many jurisdictions have or will soon enact new privacy laws. Specifically, certain states in which we operate or may operate in the future have enacted or may soon enact comprehensive privacy laws that may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than current federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. The California Consumer Privacy Act (“CCPA”), for example, requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which became fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia and Colorado recently enacted similar data privacy legislation that will take effect in 2023, and several other states and countries are considering expanding or passing privacy laws in the near term. Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of evolving laws and regulations in this area could expose us and our franchisees to financial penalties and legal liability. Our and our franchisees’ systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so.

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

We believe we are not currently required to remit any amounts relating to future unredeemed gift cards to states as our subsidiary that is the issuer of our gift cards was re-domiciled in Florida on December 9, 2022, a jurisdiction which exempts gift cards from the abandoned and unclaimed property laws. If this exemption was no longer available to us, our financial condition and results of operations could be adversely affected. We recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote and that recognition is appropriate based on governing state statutes.

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

Additionally, through December 25, 2022, we relied on a third-party service provider to administer aspects of our gift cards. Any failure on the part of this service provider to fulfill their contract in a way that adversely effects the use or purchase of our gift cards prior to the termination of our contract with the third-party service provider could result in a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 pandemic has created systemic staffing complexities for us and other restaurant operators, including among others a decreased applicant pool for all positions, safety concerns, and ongoing staff call-outs and exclusions due to illness. The restaurant industry has also experienced since the start of the COVID-19 pandemic aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. In addition, our existing wages and benefits programs, combined with the highly competitive wage pressure resulting from the labor shortage, may be insufficient to attract and retain the best talent. Our failure to recruit and retain new restaurant employees in a timely manner or higher employee turnover levels all could affect our ability to open new restaurants and grow sales at existing restaurants, and we may experience higher than projected labor costs.

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

Our sustainability activities, including environmental, social and governance matters, could result in reputational risks, increased costs and other risks.

Customers, investors, lenders, regulators and other industry stakeholders have placed increasing importance on corporate ESG practices, which could cause us to incur additional costs and changes to our operations. If our ESG practices or disclosures do not meet stakeholders’ evolving expectations and standards, our customer and employee retention, our access to certain types of capital, and our brand and reputation may be negatively impacted, which could affect our business operations and financial condition. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices and regulations, which could increase our operating costs and affect our results of operations and financial condition.

In addition, from time to time, we may communicate certain initiatives regarding climate change and other ESG matters. We could fail or be perceived to fail to achieve such initiatives, which may negatively affect our reputation. The future adoption of new technology or processes to achieve such initiatives could also result in the impairment of existing assets.

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

Our business is also subject to extensive laws and regulations relating to public company compliance, disclosure and governance matters, including accounting and tax regulations, SEC and Nasdaq disclosure requirements. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

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

As of December 25, 2022, we had $345.2 million of goodwill and $138.9 million of indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. We performed a qualitative annual impairment assessment of goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2022. Based on the results of the qualitative assessment, we did not perform a quantitative assessment and no impairment was recognized in 2022.

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

We have taken certain measures to remediate the material weaknesses described above, as described in Item 9A of this Form 10-K.

Risks Related to Our Indebtedness

We might require additional capital to support business growth and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to open additional restaurants, develop new menu items or enhance our existing menu items, and enhance our operating infrastructure. Accordingly, we may need to engage in equity or debt financings to secure additional funds. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. Volatility in the financial markets like we are currently experiencing could affect our ability to access capital markets at a time when we desire, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Our total principal amount of debt outstanding, excluding finance lease liabilities, financing obligations and unamortized debt discount and deferred issuance costs as of December 25, 2022 was $98.1 million. Our indebtedness could have significant effects on our business, such as:

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

Pursuant to our credit agreement dated as of October 6, 2021 (the “Credit Agreement”), which provides for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility”) and together with the Term Facility, the “Facilities”), we are required to maintain, on a consolidated basis, both (a) a maximum total rent adjusted net leverage ratio of (i) consolidated total net debt to (ii) consolidated EBITDA plus consolidated cash rental expense with certain adjustments and (b) a minimum fixed charge coverage ratio of (i) consolidated EBITDA plus consolidated cash rental expense with certain adjustments to (ii) consolidated fixed charges, in each case, as set forth in the Credit Agreement and tested as of the last day of each fiscal quarter (commencing with the fiscal quarter ending March 27, 2022). Our ability to borrow under the Revolving Credit Facility is subject to the absence of a default or event of default under the Credit Agreement, including our compliance with these financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to comply with the financial covenants. We cannot assure you that we will comply with the financial covenants in the future, or that our lenders will waive any failure to comply with the financial covenants.

The failure to comply with the covenants under our Credit Agreement or the volatile credit and capital markets could have a material adverse effect on our financial condition.

Our ability to manage our debt is dependent on our level of positive cash flow from company-owned and franchise-owned restaurants. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to comply with the covenants under the Credit Agreement for our Facilities or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

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

First Watch Restaurant Group, Inc. is a holding company with no material direct operations. First Watch Restaurant Group, Inc.’s principal assets are the equity interests it indirectly holds in its operating subsidiaries which own our operating assets. As a result, First Watch Restaurant Group, Inc. is dependent on loans, dividends and other payments from its operating subsidiaries to generate the funds necessary to meet its financial obligations and to pay dividends on its common stock. Its subsidiaries are legally distinct from First Watch Restaurant Group, Inc. and may be prohibited or restricted from paying dividends, including pursuant to the restrictions contained in our Credit Agreement, or otherwise making funds available to us under certain conditions. Although First Watch Restaurant Group, Inc. does not expect to pay dividends on its common stock for the foreseeable future, if it is unable to obtain funds from its subsidiaries, it may be unable to, or its board of directors (the “Board”) may exercise its discretion not to, pay dividends.

Our management does not have significant experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

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

In addition, our Facilities impose, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. Thereunder, the occurrence of a change of control transaction could constitute an event of default permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

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

Advent indirectly beneficially owns approximately 70.0% of our outstanding common stock. As a result, Advent beneficially owns shares sufficient for majority votes over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

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

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock because we intend to use cash flow generated by operations to grow our business. Our Credit Agreement for our Facilities restricts our ability to pay cash dividends on our common stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Of our issued and outstanding shares, all the common stock sold in our initial public offering is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 70.0% of our outstanding common stock is indirectly beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

The market price of our common stock may decline significantly in connection with any sales by Advent of its common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with the First Watch Restaurant Group, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”) and the First Watch Restaurant Group, Inc. 2017 Omnibus Equity Incentive Plan (the “2017 Equity Plan”) will dilute all other stockholdings.

As of December 25, 2022, we had an aggregate of 10,172,312 shares of common stock authorized for issuance under the 2021 Equity Plan and 2017 Equity Plan. Additionally, the 2021 Equity Plan contains an “evergreen provision,” pursuant to which the aggregate number of shares available for issuance will automatically increase on the first day of each fiscal year, beginning on December 26, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on (and including) December 30, 2030. While we do not intend to grant any further awards under the 2017 Equity Plan, we may issue all the shares underlying the awards granted under the 2017 Plan and all of the shares authorized for issuance under the 2021 Equity Plan without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with the 2021 Equity Plan or the 2017 Equity Plan would dilute the ownership percentage held by existing stockholders.

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

Item 1B. Unresolved Staff Comments

None
Item 2. Properties
We lease all our company-owned restaurant facilities. As of December 25, 2022, we had 366 company-owned restaurants and 108 franchise-owned restaurants located in 29 states, including a large presence in Florida, Texas, Ohio and Arizona. As of December 25, 2022, company-owned and franchise-owned restaurants by jurisdiction were:

State	Company-owned	Franchise-owned	Total
Alabama	4	—	4
Arizona	28	—	28
Arkansas	—	3	3
Colorado	18	—	18
Delaware	2	—	2
Florida	107	4	111
Georgia	17	2	19
Illinois	5	—	5
Indiana	4	1	5
Kansas	10	—	10
Kentucky	2	13	15
Louisiana	—	1	1
Maryland	9	—	9
Michigan	10	—	10
Mississippi	—	1	1
Missouri	16	7	23
Nebraska	—	6	6
New Jersey	5	—	5
North Carolina	3	28	31
Ohio	38	—	38
Oklahoma	—	1	1
Pennsylvania	17	—	17
South Carolina	—	5	5
Tennessee	12	8	20
Texas	40	18	58
Utah	—	1	1
Virginia	19	4	23
West Virginia	—	1	1
Wisconsin	—	4	4
TOTAL	366	108	474

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

Holders

As of March 3, 2023, there were 32 stockholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in nominee or “street name”accounts through brokers.

Dividends

We do not currently intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends. Additionally, our ability to pay dividends is currently restricted by the terms of our Credit Agreement.

We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends and distributions and other transfers from our subsidiaries.

In addition, under Delaware law, our Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Any future determination to pay dividends will be at the discretion of our Board and will take into account: (i) restrictions in our debt instruments, including our Credit Agreement; (ii) general economic business conditions; (iii) our earnings, financial condition, and results of operations; (iv) our capital requirements; (v) our prospects; (vi) legal restrictions; and (vii) such other factors as our Board may deem relevant.

Issuer Purchases of Equity Securities

None

Cumulative Stock Performance Graph

The following graph compares the cumulative annual stockholders return on our common stock from October 1, 2021, the date our common stock began trading on Nasdaq, through December 25, 2022, to that of the total return index for the Nasdaq Composite Index and the S&P Restaurants Index assuming an investment of $100 on October 1, 2021. The graph uses the closing market price on October 1, 2021 of $22.13 per share as the initial value of our common stock. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	October 1, 2021	December 25, 2022
First Watch Restaurant Group, Inc.	$100.00	$64.20
Nasdaq Composite Index	$100.00	$72.77
S&P Restaurants Index	$100.00	$67.46
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

These statements are based on current expectations and are subject to numerous risks and uncertainties. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. In 2022, First Watch was recognized with ADP’s coveted Culture at Work Award and named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute. The Company is majority owned by Advent International Corporation, one of the world’s largest private-equity firms. The Company’s common stock trades on Nasdaq under the ticker symbol “FWRG.”

The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of December 25, 2022, the Company had 366 company-owned restaurants and 108 franchise-owned restaurants. The Company does not operate outside of the United States.

The Company’s 52- or 53-week fiscal years end on the last Sunday of each calendar year. Its fiscal quarters are comprised of 13 weeks each and end on the 13th Sunday of each quarter, save for 53-week years during which the fourth quarter ends on the 14th Sunday of the fourth quarter. All references to 2022, 2021 and 2020 reflect the results of the 52-week fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively. We report financial and operating information in one segment.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). There were 301 restaurants and 269 restaurants in our Comparable Restaurant Base in 2022 and in 2021, respectively. There were 207 restaurants in the three-year Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings and other transitional changes.

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

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we use the following non-GAAP measures, which present operating results on an adjusted basis: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Restaurant level operating profit and (iv) Restaurant level operating profit margin. Our presentation of these non-GAAP measures includes isolating the effects of some items that are either nonrecurring in nature or vary from period to period without any correlation to our ongoing core operating performance. These supplemental measures of performance are not required by or presented in accordance with GAAP. Management believes these non-GAAP measures provide investors with additional visibility into our operations, facilitate analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance, help to identify operational trends and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies and have important limitations as analytical tools. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP as they may not provide a complete understanding of our performance. These non-GAAP measures should be reviewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

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

Adjusted EBITDA Margin: represents Adjusted EBITDA as a percentage of total revenues. See Non-GAAP Financial Measure Reconciliations below for a reconciliation to Net income (loss) margin, the most directly comparable GAAP measure.

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

Restaurant Level Operating Profit Margin: represents Restaurant level operating profit as a percentage of restaurant sales. See Non-GAAP Financial Measure Reconciliations below for a reconciliation to Income (Loss) from operations margin, the most directly comparable GAAP measure.
Financial Highlights

In 2022, the Company continued to capture strong consumer demand and same-restaurant traffic growth as the dining rooms in the Comparable Restaurant Base returned to more than 90% of 2019 usage levels, while the off-premises channel proved to be a growth vehicle with sales increasing 6.3% from 2021. Our AUV increased 13.8% to $2.0 million in 2022, from $1.8 million in 2021. Despite the inflationary environment, customer demand allowed management to offset much of the inflationary pressure with modest menu price increases while continuing to drive same-restaurant traffic growth. Additionally, the Company’s development team continued to accelerate new restaurant openings and populate the pipeline of prospective restaurant projects. The 29 NROs opened with warm customer response and generated an annualized average unit volume of $2.2 million, which exceeded our AUV.

Financial highlights for 2022 include the following:

•Total revenues increased 21.5% to $730.2 million from $601.2 million in 2021
•System-wide sales increased 21.9% to $914.8 million from $750.7 million in 2021
•Same-restaurant sales growth of 14.5% (29.6% relative to 2019*)
•Same-restaurant traffic growth of 7.7% (6.5% relative to 2019*)
•Income from operations of $16.9 million and Income from operations margin of 2.4% compared to Income from operations of $22.2 million and Income from operations margin of 3.8% in 2021
•Restaurant level operating profit** of $128.9 million and Restaurant level operating profit margin** of 17.9% compared to Restaurant level operating profit** of $115.4 million and Restaurant level operating profit margin** of 19.5% in 2021
•Net income of $6.9 million compared to Net loss of $(2.1) million in 2021
•Adjusted EBITDA** increased to $69.3 million from $66.3 million in 2021
•Opened 43 system-wide restaurants (29 company-owned and 14 franchise-owned) across 16 states resulting in a total of 474 system-wide restaurants (366 company-owned and 108 franchise-owned) across 29 states
___________________
* Comparison to the fiscal year ended December 29, 2019 (“2019”) is presented for enhanced comparability due to the economic impact of COVID-19.
** See Non-GAAP Financial Measure Reconciliations section below.

Business Trends, Customer and Supply Chain

Despite surging inflation impacting consumers in 2022, we saw a return of in-restaurant dining levels similar to 2019 levels while our off-premises sales remained strong, indicating continued customer demand.

The unusually high commodity inflation impacted costs throughout 2022 with some deceleration in the third and fourth quarters as the Company began to lap prior year inflation-impacted periods. The Company’s market basket experienced cost inflation of approximately 13.0% in 2022. Notably, egg prices and the supply of cage-free shell eggs used in our recipes were under pressure most of the year due to multiple occurrences of Avian Influenza in the United States. Management solved for shortages by expanding sourcing but at higher than planned prices. In 2023, we expect continued cost inflation for our entire market basket in the range of 4.0% 6.0%.

During 2022, there was an increase in the volume of job applications and an overall easing of staffing constraints and labor shortages that developed in 2020 and 2021. Restaurant staffing in both hourly and manager level positions enabled us to serve our increased in-restaurant dining and off-premises demand and sets us up to execute on our strategic development plan and open new restaurants. We experienced restaurant-level hourly labor inflation of approximately 11.0% in 2022, which combined with the increase in staffing levels, contributed to increased labor and other related expenses at the restaurant level. In 2023, we expect restaurant-level hourly labor inflation of 9.0% to 11.0% and we intend to focus on optimizing our staffing as our restaurants have returned to a more normal seasonality.

Costs and timing of new restaurant construction were similarly challenged in 2022 due to the elevated inflation, uneven equipment delivery and supply chain interruptions. As a result, our development team often negotiated with landlords for early entry into new restaurant facilities so we could better control the pace of interior build out and installation of equipment, dining room packages and First Watch trade dress.

We have largely mitigated the inflationary impacts through pricing actions and we will continue to price to offset inflation while remaining focused on maximizing traffic in our restaurants. In late January 2023, we increased in-restaurant menu prices 4.1% to continue to offset the negative effects of inflationary costs.

Development Highlights

During 2022, the Company had a total of 43 new system-wide restaurants in 16 states and we closed 4 company-owned restaurants. At December 25, 2022, the Company had a total of 474 system-wide restaurants. Restaurant closures generally result from lease expirations where management is optimizing the Company’s overall market development strategy.

	FISCAL YEAR 2022
	Company-owned	Franchise-owned	Total
Beginning of period	341	94	435
New restaurants	29	14	43
Closures/Disenfranchised	(4)	—	(4)
End of period	366	108	474

We expect to open 38 to 42 company-owned restaurants and 10 to 12 franchise-owned restaurants during the fiscal year ending December 31, 2023 (“2023”). We also plan on closing 3 company-owned restaurants, resulting in a total of 45-51, net new system-wide restaurants in 2023.

Selected Operating Data

	FISCAL YEAR
	2022	2021	2020
System-wide sales (in thousands)	$914,816	$750,674	$426,303
System-wide restaurants	474	435	409
Company-owned	366	341	321
Franchise-owned	108	94	88
Same-restaurant sales growth	14.5%	63.0%	(29.0)%
Same-restaurant traffic growth	7.7%	52.6%	(33.9)%
AUV (in thousands)	$2,032	$1,786	$1,119
Income (Loss) from operations (in thousands)	$16,913	$22,243	$(47,222)
Income (Loss) from operations margin	2.4%	3.8%	(14.0)%
Restaurant level operating profit (in thousands) (1)	$128,936	$115,404	$28,236
Restaurant level operating profit margin (1)	17.9%	19.5%	8.4%
Net income (loss) (in thousands)	$6,907	$(2,107)	$(49,681)
Net income (loss) margin	0.9%	(0.4)%	(14.5)%
Adjusted EBITDA (in thousands) (2)	$69,278	$66,301	$(5,744)
Adjusted EBITDA margin (2)	9.5%	11.0%	(1.7)%
________________
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

Results of Operations
The discussion that follows includes a comparison of our results of operations for 2022 and 2021.
The following table summarizes our results of operations and the percentages of items in our Consolidated Statements of Operations and Comprehensive Income (Loss) in relation to Total revenues or, where indicated, Restaurant sales for 2022 and 2021:

	FISCAL YEAR
(in thousands)	2022		2021
Revenues
Restaurant sales	$719,181	98.5%	$592,343	98.5%
Franchise revenues	10,981	1.5%	8,850	1.5%
Total revenues	730,162	100.0%	601,193	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	172,561	24.0%	134,201	22.7%
Labor and other related expenses	238,257	33.1%	189,167	31.9%
Other restaurant operating expenses	114,476	15.9%	94,847	16.0%
Occupancy expenses	59,919	8.3%	55,433	9.4%
Pre-opening expenses	5,414	0.8%	3,310	0.6%
General and administrative expenses	84,959	11.6%	70,388	11.7%
Depreciation and amortization	34,230	4.7%	32,379	5.4%
Impairments and loss on disposal of assets	920	0.1%	381	0.1%
Transaction expenses (income), net	2,513	0.3%	(1,156)	(0.2)%
Total operating costs and expenses	713,249	97.7%	578,950	96.3%
Income from operations (1)	16,913	2.4%	22,243	3.8%
Interest expense	(5,232)	(0.7)%	(20,099)	(3.3)%
Other income (expense), net	910	0.1%	(1,774)	(0.3)%
Income before income taxes	12,591	1.7%	370	0.1%
Income tax expense	(5,684)	(0.8)%	(2,477)	(0.4)%
Net income (loss) and total comprehensive income (loss)	$6,907	0.9%	$(2,107)	(0.4)%
____________
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

	FISCAL YEAR
(in thousands)	2022	2021	Change
Restaurant sales:
In-restaurant dining sales	$571,048	$452,989	$118,059	26.1%
Third-party delivery sales	82,049	70,486	11,563	16.4%
Take-out sales	66,084	68,868	(2,784)	(4.0)%
Total Restaurant sales	$719,181	$592,343	126,838	21.4%

The increase in total restaurant sales during 2022 as compared to 2021 was primarily due to (i) same-restaurant sales growth of 14.5%, driven by same-restaurant traffic growth of 7.7%, the increase in average check per person and the increase in third-party delivery sales, in addition to (ii) $26.8 million from 29 NROs.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Franchise revenues:
Royalty and system fund contributions	$10,683	$8,575	$2,108	24.6%
Initial fees	298	275	23	8.4%
Total Franchise revenues	$10,981	$8,850	$2,131	24.1%
The increase in franchise revenues during 2022 as compared to 2021 was primarily driven by (i) the increase in sales from franchise-owned restaurants and (ii) $0.4 million from 14 franchise-owned NROs.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Food and beverage costs	$172,561	$134,201	$38,360	28.6%
As a percentage of restaurant sales	24.0%	22.7%	1.3%

Food and beverage costs as a percent of restaurant sales increased during 2022 as compared to 2021 primarily due to inflation across the market basket, partially offset by menu price increases.

Food and beverage costs increased during 2022 as compared to 2021 primarily as a result of (i) the increase in restaurant sales, (ii) inflation across the market basket and (iii) $6.8 million from 29 NROs.

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

	FISCAL YEAR
(in thousands)	2022	2021	Change
Labor and other related expenses	$238,257	$189,167	$49,090	26.0%
As a percentage of restaurant sales	33.1%	31.9%	1.2%

Labor and other related expenses as a percentage of restaurant sales increased during 2022 as compared to 2021 primarily as a result of the increase in wages and staffing levels. This increase was partially offset by (i) retention bonuses recognized in 2021 and (ii) a decrease in health insurance costs, which includes rebates from our group health plan.
The increase in labor and other related expenses during 2022 as compared to 2021 was primarily due to (i) the increase in wages and staffing levels and (ii) $11.0 million from 29 NROs. This increase was partially offset by (i) retention bonuses recognized during 2021 and (ii) a decrease in health insurance costs, which includes rebates from our group health plan.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Other restaurant operating expenses	$114,476	$94,847	$19,629	20.7%
As a percentage of restaurant sales	15.9%	16.0%	(0.1)%
Other restaurant operating expenses as a percentage of restaurant sales during 2022 was slightly lower as compared to 2021 primarily due to leveraging in-restaurant dining sales, which was partially offset by the increase in the cost of to-go supplies and repairs and maintenance costs.
The increase in other restaurant operating expenses during 2022 as compared to 2021 was mainly due to (i) $9.6 million related to credit card fees, utilities, repairs and maintenance and insurance primarily driven by the increase in restaurant sales and restaurant growth, (ii) $7.2 million in operating supplies expense primarily driven by inflation and the increase in restaurant sales and restaurant growth, as well as (iii) $1.2 million in third-party delivery services fees.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Occupancy expenses	$59,919	$55,433	$4,486	8.1%
As a percentage of restaurant sales	8.3%	9.4%	(1.1)%
The decrease in occupancy expenses as a percentage of restaurant sales during 2022 as compared to 2021 was primarily due to sales leverage driven by increased restaurant sales.
The increase in occupancy expenses during 2022 as compared to 2021 was primarily due to the increase in the number of company-owned restaurants.

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

	FISCAL YEAR
(in thousands)	2022	2021	Change
Pre-opening expenses	$5,414	$3,310	$2,104	63.6%

Pre-opening expenses have continued to increase over the last few years, in part due to management’s decision to gain early access to facilities during the build-out phase. Early access improves the Company’s influence over the pace and timing of completion of new restaurants.

The increase in pre-opening expenses during 2022 as compared to 2021 was primarily due to (i) the higher number of restaurants opened, in addition to (ii) the higher number of restaurants expected to open and the related increase in pre-opening rent.
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

	FISCAL YEAR
(in thousands)	2022	2021	Change
General and administrative expenses	$84,959	$70,388	$14,571	20.7%

The increase in general and administrative expenses during 2022 as compared to 2021 was mainly due to (i) $7.3 million of stock-based compensation expense primarily from certain stock option awards that converted into time-based stock option awards upon the Company’s IPO, in addition to stock option awards and restricted stock units granted under the 2021 Equity Plan, (ii) $2.8 million related to health insurance costs and insurance expense associated with being a public company, (iii) $2.5 million related to legal, accounting and consulting services associated with being a public company, (iv) $1.7 million of expenses associated with investments in technology initiatives and the redesign of our systems and processes, as well as (v) $1.3 million in marketing expenses. This increase was partially offset by the one-time expense of $5.6 million that was recognized in 2021 in connection with the modifications of certain stock option awards.
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

	FISCAL YEAR
(in thousands)	2022	2021	Change
Depreciation and amortization	$34,230	$32,379	$1,851	5.7%

The increase in depreciation and amortization during 2022 as compared to 2021 was primarily due to incremental depreciation of capital expenditures associated with NROs.
Impairments and Loss on Disposal of Assets
Impairments and loss on disposal of assets include (i) the impairment of long-lived assets and intangible assets where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset, (ii) the write-off of the net book value of assets that have been retired or replaced in the normal course of business and (iii) the write-off of the net book value of assets in connection with restaurant closures and natural disasters.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Impairments and loss on disposal of assets	$920	$381	$539	n/m (1)
____________
(1) Not meaningful.
In 2022 and 2021, the amounts represent write-off of assets retired as a result of restaurant closures or replacements of assets.
Transaction Expenses (Income), Net
Transaction expenses (income), net include (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs related to restaurant closures and (v) costs related to certain equity offerings.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Transaction expenses (income), net	$2,513	$(1,156)	$3,669	n/m (1)
____________
(1) Not meaningful.
Transaction expenses, net during 2022 was primarily due to $2.0 million of costs incurred in connection with the secondary public offering of the Company’s common stock by entities affiliated with our majority owner, Advent International Corporation (the “Secondary Offering”) and the Registration Statement on Form S-3.
Transaction income, net in 2021 was primarily due to recognizing a gain of $2.0 million related to a lease termination for the redevelopment of a restaurant facility by a landlord, partially offset by the $0.8 million loss recognized related to the revaluation of the contingent consideration payable to previous stockholders for tax savings generated through use of loss carryforwards and general business credits arising from Company operations prior to August 2017.
Income from Operations and Income from Operations Margin

	FISCAL YEAR
(in thousands)	2022	2021	Change
Income from operations	$16,913	$22,243	$(5,330)	(24.0)%
Income from operations margin	2.4%	3.8%	(1.4)%

Income from operations margin decreased during 2022 as compared to 2021 primarily due to (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing, (iii) higher general and administrative expenses mainly due to stock-based compensation expense, public company costs and costs for strategic initiatives, as well as (iv) the increase in transaction costs. This decrease was partially offset by menu price increases.
Income from operations decreased during 2022 as compared to 2021 primarily due to (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing, (iii) higher operating costs and expenses driven by the increase in restaurant sales and restaurant growth, (iv) higher general and administrative expenses mainly due to stock-based compensation expense, public company costs and costs for strategic initiatives, as well as (v) the increase in transaction costs. This decrease was partially offset by the increase in restaurant sales and franchise revenues.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Interest expense	$(5,232)	$(20,099)	$14,867	(74.0)%

The decrease in interest expense during 2022 as compared to 2021 was primarily due to the full repayment of our borrowings under our previous senior credit facilities in October 2021, which were replaced by lower outstanding debt and reduced interest rates from the Term Facility pursuant to our Credit Agreement.
Other Income (Expense), Net

Other income (expense), net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Other income (expense), net	$910	$(1,774)	$2,684	n/m (1)
____________
(1) Not meaningful.
The change in Other income (expense), net in 2022 as compared to 2021 primarily related to (i) the loss on extinguishment of debt recognized in connection with the full repayment of our borrowings under our previous senior credit facilities in 2021 and (ii) approximately $0.4 million of insurance recoveries recognized in connection with Hurricane Ian.
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	FISCAL YEAR
(in thousands)	2022	2021	Change
Income tax expense	$(5,684)	$(2,477)	$(3,207)	n/m (1)
Effective income tax rate	45.1%	669.5%	n/m (1)
____________
(1) Not meaningful.

The change in the effective income tax rates for 2022 as compared to 2021 was mainly due to (i) the Company’s increased profitability, (ii) the benefit of tax credits for FICA taxes on certain employees’ tip wages, (iii) non-deductible costs associated with the Secondary Offering and the Registration Statement on Form S-3 and (iv) impacts of executive stock-based compensation.

Net Income (Loss) and Net Income (Loss) Margin

	FISCAL YEAR
(in thousands)	2022	2021	Change
Net income (loss)	$6,907	$(2,107)	n/m (1)
Net income (loss) margin	0.9%	(0.4)%	n/m (1)
___________
(1) Not meaningful.

Net income and Net income margin during 2022 as compared to Net loss and Net loss margin during 2021 was primarily due to (i) lower interest expense and (ii) the loss on extinguishment of debt recognized in 2021. This was partially offset by (i) the decrease in income from operations, (ii) costs associated with the Secondary Offering and the Registration Statement on Form S-3, as well as (iii) the increase in income tax expense.
Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	FISCAL YEAR
(in thousands)	2022	2021	Change
Restaurant level operating profit	$128,936	$115,404	$13,532	11.7%
Restaurant level operating profit margin	17.9%	19.5%	(1.6)%

Restaurant level operating profit margin during 2022 decreased as compared to 2021 primarily due to (i) inflation across commodities and supplies and (ii) the increase in restaurant-level wages and staffing. This decrease was partially offset by (i) leveraging the increase in restaurant sales and (ii) menu price increases.

Restaurant level operating profit during 2022 increased as compared to 2021 primarily due to same-restaurant sales growth, driven by same-restaurant traffic growth, the increase in average check per person and the increase in third-party delivery sales. This increase was partially offset by (i) inflation across commodities and supplies, (ii) the increase in restaurant-level wages and staffing and (iii) the increase in operating costs and expenses driven by higher restaurant sales and our restaurant growth.
Adjusted EBITDA and Adjusted EBITDA Margin

	FISCAL YEAR
(in thousands)	2022	2021	Change
Adjusted EBITDA	$69,278	$66,301	$2,977	4.5%
Adjusted EBITDA margin	9.5%	11.0%	(1.5)%
The decrease in Adjusted EBITDA margin during 2022 as compared to 2021 was primarily due to (i) the decrease in restaurant level operating profit margin and (ii) the increase in general and administrative expenses mainly due to legal, accounting, consulting and insurance costs associated with being a public company, costs for strategic initiatives, as well as the increase in marketing expenses.
The increase in Adjusted EBITDA during 2022 as compared to 2021 was primarily due to the increase in restaurant level operating profit. This increase was partially offset by higher general and administrative expenses mainly due to legal, accounting, consulting and insurance costs associated with being a public company, costs for strategic initiatives, as well as the increase in marketing expenses.

Non-GAAP Financial Measure Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income (Loss) and Net income (loss) margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:
.

	FISCAL YEAR
(in thousands)	2022	2021	2020
Net income (loss)	$6,907	$(2,107)	$(49,681)
Depreciation and amortization	34,230	32,379	30,725
Interest expense	5,232	20,099	22,815
Income taxes	5,684	2,477	(19,873)
EBITDA	52,053	52,848	(16,014)
IPO-readiness and strategic transition costs (1)	2,318	2,402	4,247
Stock-based compensation (2)	10,374	8,596	750
Loss on extinguishment of debt	—	2,403	—
Transaction expenses (income), net (3)	2,513	(1,156)	(258)
Impairments and loss on disposal of assets (4)	920	381	315
Recruiting and relocation costs (5)	681	351	228
Severance costs (6)	155	265	239
Delaware Voluntary Disclosure Agreement Program (7)	149	—	—
Costs in connection with natural disasters, net of insurance recoveries (8)	115	—	—
COVID-19 related charges (9)	—	211	4,749
Adjusted EBITDA	$69,278	$66,301	$(5,744)

Total revenues	$730,162	$601,193	$342,388
Net income (loss) margin	0.9%	(0.4)%	(14.5)%
Adjusted EBITDA margin	9.5%	11.0%	(1.7)%

Additional information
Deferred rent expense (income) (10)	$2,418	$(2,011)	$10,087
_____________________________
(1) Represents costs related to the assessment and redesign of our systems and processes. In 2021 and 2020, the costs also include information technology support and external professional service costs incurred in connection with IPO-readiness efforts. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(3) Represents (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs related to restaurant closures and (v) costs related to secondary offerings of the Company’s common stock.
(4) Represents costs related to the disposal of assets due to retirements, replacements, restaurant closures and natural disasters. There were no impairments recognized during the periods presented.
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
(7) Represents professional service costs incurred in connection with the Delaware Voluntary Disclosure Agreement Program related to unclaimed or abandoned property. These costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(8) Represents costs incurred, net of insurance recoveries, in connection with Hurricane Ian. The costs include inventory obsolescence and spoilage, compensation for employees and support for hurricane relief, which were recorded in Food and beverage costs, Labor and other expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(9) Represents costs incurred in connection with the economic impact of the COVID-19 pandemic.
(10) Represents the non-cash portion of straight-line rent expense recorded within both Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	FISCAL YEAR
(in thousands)	2022	2021	2020
Income from operations	$16,913	$22,243	$(47,222)
Less: Franchise revenues	(10,981)	(8,850)	(4,955)
Add:
General and administrative expenses	84,959	70,388	46,322
Depreciation and amortization	34,230	32,379	30,725
Transaction expenses (income), net (1)	2,513	(1,156)	(258)
Impairments and loss on disposal of assets (2)	920	381	315
Costs in connection with natural disasters (3)	382	—	—
COVID-19 related charges (4)	—	19	3,309
Restaurant level operating profit	$128,936	$115,404	$28,236

Restaurant sales	$719,181	$592,343	$337,433
Income from operations margin	2.4%	3.8%	(14.0)%
Restaurant level operating profit margin	17.9%	19.5%	8.4%

Additional information
Deferred rent expense (income) (5)	$2,219	$(2,075)	$10,029
_____________________________
(1) Represents (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs related to restaurant closures and (v) costs related to secondary offerings of the Company’s common stock.
(2) Represents costs related to the disposal of assets due to retirements, replacements, certain restaurant closures and natural disasters. There were no impairments recognized during the periods presented.
(3) Represents costs incurred in connection with Hurricane Ian. The costs include inventory obsolescence and spoilage as well as compensation for employees, which were recorded in Food and beverage costs and Labor and other expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(4) Represents costs incurred in connection with the economic impact of the COVID-19 pandemic.
(5) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Liquidity and Capital Resources

Liquidity

As of December 25, 2022, the Company had cash and cash equivalents of $49.7 million and outstanding borrowings under the Term Facility of $98.1 million, excluding unamortized debt issuance costs and deferred issuance costs. In addition, availability under our Revolving Credit Facility was $75.0 million. Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low because our restaurants store very little inventory and our customers pay for their purchases at the time of the sale which frequently precedes our payment terms with suppliers.

We believe that our cash flow from operations, availability under our Credit Agreement and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, or should we decide to pursue one or more significant acquisitions, it will be funded first through additional indebtedness and thereafter through the issuance of equity. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position in order to enhance financial flexibility. On November 7, 2022, we filed a Registration Statement on Form S-3 that allows the Company to sell up to 5,000,000 shares of common stock from time to time in one or more offerings.

We estimate that our capital expenditures will total approximately $100.0 million to $110.0 million in 2023, which will be invested primarily in new restaurant projects and planned remodels. We plan to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings from our facilities pursuant to our Credit Agreement.
Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for 2022 and 2021:

	FISCAL YEAR
(in thousands)	2022	2021
Cash provided by operating activities	$62,937	$62,971
Cash used in investing activities	(63,111)	(35,682)
Cash used in financing activities	(2,018)	(14,271)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,192)	$13,018
Cash provided by operating activities during 2022 was $62.9 million as compared to $63.0 million during 2021 primarily due to (i) the increase in net income of $9.0 million and (ii) the impact of non-cash charges of $7.4 million, which were offset by (iii) a net change in operating assets and liabilities of $16.4 million. The increase in the non-cash charges was primarily driven by (i) additional stock-based compensation expense resulting from certain stock option awards that converted into time-based stock option awards upon closing of the IPO as well as new stock option awards and restricted stock units issued under the 2021 Equity Plan, (ii) the increase in non-cash operating lease costs and depreciation expense mainly due to our restaurant growth. The net change in operating assets and liabilities of $16.4 million was primarily a result of (i) the timing of employee compensation payments, (ii) the payment of payroll taxes deferred in 2020 as a result of the Coronavirus, Aid, Relief and Economic Security Act and (iii) the timing of operational payments.
Cash used in investing activities increased to $63.1 million during 2022 from $35.7 million during 2021 primarily as a result of the increase in capital expenditures to support our restaurant growth and new restaurant technology.
Cash used in financing activities decreased to $2.0 million during 2022 from $14.3 million during 2021 primarily as a result of the repayment of our outstanding borrowings under our previous senior credit facilities, which was partially offset by proceeds from our IPO and proceeds from our borrowings under our Credit Agreement in 2021.
Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 8, Debt, in the accompanying consolidated financial statements for additional information relating to our long-term debt and Note 9, Leases, in the accompanying consolidated financial statements for additional information related to our operating and financing leases.

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

Purchase obligations also include firm minimum commitments in excess of 12 months for certain supply contracts. Refer to Note 15, Commitments and Contingencies, in the accompanying consolidated financial statements for additional information.

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

If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the fair value of the reporting unit is calculated using the best information available, including market information (also referred to as the market approach) and discounted cash flow projections (also referred to as the income approach). The market approach estimates fair value by applying projected cash flow earnings multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics. The income approach uses internal future cash flow estimates, which are influenced by revenue growth rates, operating margins and new restaurant openings, that are discounted using a weighted-average cost of capital that reflects current market conditions. We recognize an impairment loss when the carrying value of the reporting unit exceeds the estimated fair value.

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

The subjective estimates associated with management’s judgments and assumptions in fair value calculations at the measurement date are affected by various factors including changes in economic conditions, our operating performance and our business strategies.

During 2022 and 2021, we elected to perform a qualitative assessment for our annual impairment review of goodwill and indefinite-lived intangibles. In considering the qualitative approach related to goodwill, we considered factors including, but not limited to, macro-economic conditions, market and industry conditions, the competitive environment, results of prior impairment tests, operational stability, the overall financial performance of the reporting unit and the impacts of the discount rates. Management also considered the specific future outlook for the reporting unit. As it relates to our trade names and trademarks, we evaluate similar factors as the goodwill assessment, in addition to impacts of potential changes to the assumed royalty rate. Based on the results of the qualitative assessment, Management concluded that impairment of goodwill and its indefinite-lived intangibles was not likely and as a result, management was not required to perform a quantitative assessment.

Long-lived assets and definite-lived intangible assets

Long-lived assets deployed at company-owned restaurants include (i) property, fixtures and equipment, (ii) operating lease right-of-use asset, net of the related operating lease liability and (iii) reacquired rights to the extent the restaurant had been previously acquired by the Company. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. The comparison is performed at the lowest level of identifiable cash flows, which is primarily at the individual restaurant level. Significant judgment is used to determine the expected useful lives of long-lived assets and the estimated future cash flows, including projected sales growth, operating margins and ongoing maintenance and improvement of the assets. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized.

Definite-lived intangible assets consist of franchise rights which arose from the purchase price allocation in connection with the Advent Acquisition and also include reacquired rights from the Company’s acquisitions of franchised restaurants. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment when events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Significant judgments are used to determine if an indicator of impairment has occurred. Such indicators may include, among others: negative operating performance of our restaurants, economic and restaurant industry trends, legal factors, significant competition or changes in our business strategy. Adverse changes in these factors could have a significant impact on the recoverability of these assets and the resulting impairment charge could be material to our consolidated financial statements.

Recoverability of definite-lived intangible assets is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the total future undiscounted net cash flows are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized when the asset’s carrying value exceeds its estimated fair value, which is generally estimated using discounted future cash flows expected from future use of the asset group. Management did not identify any triggering events in 2022 and 2021 and no impairment charges were recorded in 2022 and 2021.

Leases

We lease our restaurant facilities and corporate offices, as well as certain restaurant equipment under various non-cancelable agreements. At the inception of each lease, we evaluate the expected term which includes reasonably certain renewal options, and the classification as either an operating leases or a finance lease. Lease liabilities represent the present value of future lease payments. To determine the present value of the lease liability, we estimate the incremental borrowing rates corresponding to the reasonably certain lease term as our leases do not provide implicit rates. Assumptions used in determining our incremental borrowing rate include a market yield implied by our outstanding secured term loans interpolated for various maturities using our synthetic credit rating, which is determined using a regression analysis of rated publicly-traded comparable companies and their financial data.

We assess the impairment of the right-of-use asset at the asset group level whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Changes in management’s judgments and in the assumptions being used may produce materially different amounts in the recognition of the right-of-use assets, lease liabilities and lease expense.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences between the carrying value and the tax basis of assets and liabilities as well as tax credit carryforwards. The estimates we make under this method include, among other items, depreciation and amortization expense allowable for tax purposes, credits for items such as taxes paid on reported employee tip wages, effective rates for state and local income taxes and the deductibility of certain items. In addition, our annual effective income tax rate is adjusted as additional information becomes available during the reporting period.

We recognize deferred tax assets for all deductible temporary differences to the extent that it is probable that taxable income will be available against which the deductible temporary differences can be utilized. A valuation allowance for deferred tax assets is provided when it is more likely than not that a portion of the deferred tax assets will not be realized. Potential for recovery of deferred tax assets is evaluated by estimating the taxable income in any available carry back period, considering future taxable income expected, scheduling of anticipated reversal of taxable temporary differences and considering prudent and feasible tax planning strategies.

We continue to monitor and evaluate the rationale for recording a valuation allowance against deferred tax assets. As we increase earnings and utilize deferred tax assets, it is possible the valuation allowance could be reduced or eliminated. In addition, our ability to utilize net operating loss carryforwards and tax credit carryforwards could be adversely impacted by, among other things, a future “ownership change” as defined under Section 382 of the Internal Revenue Code. Changes in assumptions regarding our level and composition of earnings, tax laws or the deferred tax valuation allowance and the results of tax audits, may materially impact the effective income tax rate.

Stock-Based Compensation and Fair Value of Common Stock

Stock-based compensation expense is measured based on the award’s grant date fair value. Stock-based compensation expense related to time-based stock option awards issued under the 2017 Equity Plan is recognized on an accelerated recognition method over the requisite service period. Prior to our IPO, we had not recognized any stock-based compensation expense for our performance-based stock option awards issued under the 2017 Equity Plan as the satisfaction of the performance conditions were not considered probable. Upon consummation of the Company’s IPO in October 2021, certain performance-based stock option awards issued under the 2017 Equity Plan for which the performance and market conditions were satisfied as a result of the Company’s IPO, converted into time-based stock option awards with the related stock-based compensation expense to be recognized on an accelerated recognition method over the remaining service period. The performance-based stock option awards that did not convert into time-based stock option awards were canceled and unrecognized compensation expense for those canceled performance-based stock option awards was recognized on the date of the Company’s IPO. No awards were granted under the 2017 Equity Plan during 2022 and the Company does not intend to grant any further awards under the 2017 Equity Plan. Stock-based compensation expense related to time-based stock option awards issued under the 2021 Equity Plan is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur for all awards.
We estimate the fair value of stock option awards using the Black-Scholes valuation model, which involves several assumptions and judgments including the expected term of the stock option, expected volatility, the risk-free interest rate and the expected dividend yield. The Company does not have sufficient historical stock option exercise activity and therefore we estimated the expected term of stock options granted under the 2021 Plan using the simplified method, which represents the mid-point between the vesting period and the contractual term for each grant. Prior to the IPO, the expected term of stock option awards was determined based on data from publicly traded companies. The expected volatility of stock option awards is based on the historical volatilities of a set of publicly traded peer companies in a similar industry as the Company lacks company-specific historical or implied volatility information. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not have intentions of paying dividends in the foreseeable future. These assumptions represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, our stock-based compensation expense could have been materially different.
The fair value of our common stock and our stock-based awards’ grant date fair value is determined based on the closing price on our common stock on Nasdaq. Prior to our IPO and our common stock being listed on Nasdaq, given the absence of a public trading market for our common stock, the estimated fair value had been determined with input from management exercising reasonable judgment and considering several objective and subjective factors including: (i) third-party valuations of our common stock, (ii) a combination of the income approach and the market approach and (iii) general economic outlook including economic growth, inflation and interest rates.

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
See Note 14, Stock-Based Compensation, in the accompanying notes to the consolidated financial statements for additional information.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage, energy, fuel costs and other commodities. We have been able to partly offset cost increases resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather, the macroeconomic impacts of the Russia-Ukraine conflict or other conditions beyond our control, governmental regulations and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, elevated inflation in commodity markets and substantial increases in costs and expenses could impact our results of operations to the extent that such increases cannot be offset by menu price increases. Currently we do not use financial instruments to hedge our commodity risk.

The Company’s market basket experienced cost inflation of approximately 13.0% in 2022. In 2023, we expect continued cost inflation for our entire market basket in the range of 4.0% 6.0%.

In 2023, we have locked prices for approximately 15.0% of our market basket. Other commodities are purchased based upon negotiated price ranges established with vendors and are subject to fixed prices or fixed formulas for 30 to 90 day periods.

Interest Rate Risk

As of December 25, 2022, we had $98.1 million in outstanding borrowings, excluding unamortized debt discount and deferred issuance costs. Our loans pursuant to our Credit Agreement incur interest at a floating rate and we also pay an unused commitment fee of between 25 and 50 basis points on the undrawn commitments under our revolving credit facility pursuant to our Credit Agreement, depending on the Total Rent Adjusted Net Leverage Ratio, as defined in our Credit Agreement. See Note 8, Debt, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information. We currently do not hedge our interest rate exposure and we manage exposure to adverse interest rate changes through our normal operating and financing activities.

Based on the outstanding variable rate loan balance for the Term Facility at December 25, 2022, a potential change from a hypothetical 100 basis point increase/decrease in short-term interest rates would cause an increase or decrease in interest expense of approximately $1.8 million over the next 12 months.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of First Watch Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Watch Restaurant Group, Inc. and its subsidiaries (the “Company”) as of December 25, 2022 and December 26, 2021, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 25, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 7, 2023

We have served as the Company’s auditor since 1999.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 25, 2022	DECEMBER 26, 2021
Assets
Current assets:
Cash and cash equivalents	$49,672	$51,864
Restricted cash	251	251
Accounts receivable	6,164	4,450
Inventory	5,028	4,023
Prepaid expenses	5,800	5,677
Other current assets	373	1,432
Total current assets	67,288	67,697
Goodwill	345,219	345,219
Intangible assets, net	143,151	143,000
Operating lease right-of-use assets	352,373	324,995
Property, fixtures and equipment, net of accumulated depreciation of $145,720 and $115,582, respectively	195,117	164,695
Other long-term assets	1,298	1,311
Total assets	$1,104,446	$1,046,917
Liabilities and Equity
Current liabilities:
Accounts payable	$7,590	$11,060
Accrued liabilities	22,729	15,889
Accrued compensation and deferred payroll taxes	17,899	21,196
Deferred revenues	5,193	4,654
Current portion of operating lease liabilities	38,936	38,186
Current portion of long-term debt	6,257	3,186
Note payable	1,376	2,352
Total current liabilities	99,980	96,523
Operating lease liabilities	366,113	330,495
Long-term debt, net	94,668	99,753
Deferred income taxes	17,166	12,489
Other long-term liabilities	3,384	3,228
Total liabilities	581,311	542,488
Commitments and contingencies (Note 15)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,211,019 and 59,048,446 shares issued and outstanding at December 25, 2022 and December 26, 2021, respectively	592	590
Additional paid-in capital	620,675	608,878
Accumulated deficit	(98,132)	(105,039)
Total equity	523,135	504,429
Total liabilities and equity	$1,104,446	$1,046,917
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	FISCAL YEAR
	2022	2021	2020
Revenues:
Restaurant sales	$719,181	$592,343	$337,433
Franchise revenues	10,981	8,850	4,955
Total revenues	730,162	601,193	342,388
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	172,561	134,201	76,975
Labor and other related expenses	238,257	189,167	120,380
Other restaurant operating expenses	114,476	94,847	61,821
Occupancy expenses	59,919	55,433	49,450
Pre-opening expenses	5,414	3,310	3,880
General and administrative expenses	84,959	70,388	46,322
Depreciation and amortization	34,230	32,379	30,725
Impairments and loss on disposal of assets	920	381	315
Transaction expenses (income), net	2,513	(1,156)	(258)
Total operating costs and expenses	713,249	578,950	389,610
Income (Loss) from operations	16,913	22,243	(47,222)
Interest expense	(5,232)	(20,099)	(22,815)
Other income (expense), net	910	(1,774)	483
Income (Loss) before income taxes	12,591	370	(69,554)
Income tax (expense) benefit	(5,684)	(2,477)	19,873
Net income (loss) and total comprehensive income (loss)	$6,907	$(2,107)	$(49,681)

Net income (loss) per common share - basic	$0.12	$(0.04)	$(1.10)
Net income (loss) per common share - diluted	$0.11	$(0.04)	$(1.10)
Weighted average number of common shares outstanding - basic	59,097,512	48,213,995	45,013,784
Weighted average number of common shares outstanding - diluted	60,140,045	48,213,995	45,013,784

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2019	—	$—	45,013,784	$450	$382,598	$(53,251)	$329,797
Share issuance	266,667	3	—	—	39,997	—	40,000
Net loss	—	—	—	—	—	(49,681)	(49,681)
Stock-based compensation	—	—	—	—	750	—	750
Balance at December 27, 2020	266,667	$3	45,013,784	$450	$423,345	$(102,932)	$320,866
Common stock issuance	—	—	10,877,850	109	176,965	—	177,074
Conversion of preferred shares	(266,667)	(3)	3,156,812	31	(28)	—	—
Net loss	—	—	—	—	—	(2,107)	(2,107)
Stock-based compensation	—	—	—	—	8,596	—	8,596
Balance at December 26, 2021	—	$—	59,048,446	$590	$608,878	$(105,039)	$504,429
Common stock issued upon exercise of stock options, net	—	—	162,573	2	1,423	—	1,425
Net income	—	—	—	—	—	6,907	6,907
Stock-based compensation	—	—	—	—	10,374	—	10,374
Balance at December 25, 2022	—	$—	59,211,019	$592	$620,675	$(98,132)	$523,135

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,907	$(2,107)	$(49,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,230	32,379	30,725
Stock-based compensation	10,374	8,596	750
Non-cash operating lease costs	16,122	13,052	11,727
Non-cash portion of gain on lease modifications	(83)	(961)	—
Deferred income taxes	4,677	2,176	(19,991)
Amortization of debt discount and deferred issuance costs	445	1,088	1,282
Loss on extinguishment of debt	—	2,403	—
Impairments and loss on disposal of assets	920	381	315
Gain on insurance proceeds	(219)	—	—
Changes in assets and liabilities:
Accounts receivable	(1,714)	(535)	1,826
Inventory	(1,005)	(1,108)	(203)
Prepaid expenses	(123)	(3,187)	619
Deferred offering costs	—	—	1,307
Other assets, current and long-term	1,072	169	(446)
Accounts payable	(3,470)	6,700	(866)
Accrued liabilities and other long-term liabilities	4,739	5,335	(3,670)
Accrued compensation and deferred payroll taxes, current and long-term	(3,297)	7,007	2,929
Deferred revenues, current and long-term	719	648	(3,060)
Operating lease liabilities	(7,048)	(9,760)	8,073
Other liabilities	(309)	695	—
Net cash provided by (used in) operating activities	62,937	62,971	(18,364)
Cash flows from investing activities:
Insurance proceeds	219	—	—
Capital expenditures	(62,219)	(35,311)	(26,749)
Purchase of intangible assets	(1,111)	(371)	(225)
Net cash used in investing activities	(63,111)	(35,682)	(26,974)
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)

	FISCAL YEAR
	2022	2021	2020
Cash flows from financing activities:
Note payable borrowing	$1,892	$2,874	$—
Repayments of note payable	(2,868)	(522)	—
Proceeds from issuance of long-term debt	—	100,000	54,600
Repayments of long-term debt, including finance lease liabilities	(2,389)	(291,602)	(4,286)
Proceeds from common stock issuance, net of underwriting discounts and commissions	—	182,095	—
Proceeds from exercise of stock options, net of employee taxes paid	1,425	—	—
Proceeds from preferred stock issuance	—	—	40,000
Proceeds from borrowings on revolving credit facility	—	—	22,000
Repayments of borrowings on revolving credit facility	—	—	(39,000)
Contingent consideration payment	(78)	(9)	—
Payment of initial public offering costs	—	(4,881)	—
Payment of debt discount and deferred issuance costs	—	(2,226)	—
Net cash (used in) provided by financing activities	(2,018)	(14,271)	73,314
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,192)	13,018	27,976
Cash and cash equivalents and restricted cash:
Beginning of period	52,115	39,097	11,121
End of period	$49,923	$52,115	$39,097

Supplemental cash flow information:
Cash paid for interest	$3,368	$16,152	$19,821
Cash paid for income taxes, net of refunds	$915	$79	$163

Supplemental disclosures of non-cash investing and financing activities:
Interest converted to long-term debt	$—	$3,063	$1,583
Leased assets obtained in exchange for new operating lease liabilities	$45,979	$33,857	$21,333
Leased assets obtained in exchange for new finance lease liabilities	$127	$217	$277
Remeasurements and terminations of operating lease assets and lease liabilities	$(2,563)	$(3,070)	$(4,561)
Remeasurements and terminations of finance lease assets and lease liabilities	$(197)	$6	$164
Increase (Decrease) in liabilities from acquisition of property, fixtures and equipment	$2,463	$144	$(860)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. The Company’s outstanding stock was purchased by funds affiliated with or managed by Advent International Corporation on August 21, 2017 (the “Advent Acquisition”).
The Company operates restaurants through its wholly owned subsidiary, First Watch Restaurants, Inc., and is a franchisor through its wholly owned subsidiary, First Watch Franchise Development Co. As of December 25, 2022 and December 26, 2021, the Company operated 366 company-owned restaurants and 341 company-owned restaurants, respectively, and had 108 franchise-owned restaurants and 94 franchise-owned restaurants, respectively.
Initial Public Offering
The Company completed its initial public offering (“IPO”) on October 5, 2021, in which the Company sold 10,877,850 shares of common stock, which included the underwriters’ full exercise of their option to purchase up to an additional 1,418,850 shares of common stock, at the initial public offering price of $18.00 per share. The Company received aggregate net proceeds of $182.1 million after deducting underwriting discounts and commissions of $13.7 million.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The fiscal years ended December 25, 2022 (“Fiscal 2022”), December 26, 2021 (“Fiscal 2021”) and December 27, 2020 (“Fiscal 2020”) contained 52 weeks. The accompanying consolidated financial statements of the Company have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with equity holders, and would normally be recorded in the Consolidated Statements of Equity and the Consolidated Statements of Comprehensive Income (Loss). The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements. Accordingly, there is no difference between net income (loss) and comprehensive income (loss).
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates and such differences could be material.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Reporting
Management determined the Company’s single operating segment on the basis that the Company’s Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, assesses performance and allocates resources at the Company's consolidated level. The Company does not have any customer that represents more than 10.0% of total revenues for the periods presented.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Accounts Receivable
Accounts receivable consist primarily of receivables from franchisees, receivables from third-party delivery providers, receivables from gift card sales and vendor rebates. The Company believes all amounts to be collectible based on a variety of factors it evaluates, including historical experience, current economic conditions and other factors. Accordingly, no allowance for credit losses or doubtful accounts has been recorded as of December 25, 2022 and December 26, 2021.
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
Leases
The Company’s restaurant facilities, corporate offices and certain restaurant equipment are leased under various agreements having initial terms expiring between 2023 and 2037. Restaurant facility leases generally have renewal periods of five to 20 years, exercisable at the option of the Company. At the commencement of each lease, an evaluation is performed to determine whether (i) the contract involves the use of property or equipment, (ii) the Company controls the use of the asset and (iii) the Company has the right to direct the use of the asset. Management determines the classification of lease contracts as operating or finance leases. The majority of the Company’s real estate leases are classified as operating leases and the majority of the Company’s equipment leases are classified as finance leases.
For operating leases with lease terms greater than twelve months, a lease liability is recognized for future fixed lease payments and a corresponding right-of-use asset is recognized representing the Company’s right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term using the Company’s incremental borrowing rate as there are no implicit rates provided in the lease contracts. The Company’s incremental borrowing rate is based on a market yield implied by the Company’s outstanding secured term loan interpolated for various maturities using the Company’s synthetic credit rating, which was determined using a regression analysis of rated publicly-traded comparable companies and their financial data. Occupancy expense, which includes the effects of free rent periods and rent escalation clauses within certain of the Company’s leases, is recognized on a straight-line basis over the lease term. Tenant improvement allowances are amortized on a straight-line basis over the term of the lease as a reduction of lease expense. The lease term, which commences on the date the Company has the right to control the use of the property, includes the Company’s options to extend the lease to the extent it is reasonably certain that the renewal options will be exercised.
Leases with indexed rent escalation clauses are recorded using the index that existed at lease commencement or upon the latest modification requiring remeasurement. Subsequent changes in the index are recorded as variable lease expense. Contingent rent payments, which are based on a percentage of sales for certain restaurant facilities, are recorded as variable lease expense when the Company determines that such sales levels will be achieved. In addition to fixed lease payments, certain of the Company’s real estate leases also require payment of a proportionate share of property taxes, insurance and maintenance costs, which are expensed as incurred in the Consolidated Statements of Operations and Comprehensive Income (Loss) and future variable rent obligations are not included within the lease liabilities on the Consolidated Balance Sheets.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The operating lease right-of-use asset is measured at the amount of the lease liability with adjustments for (i) rent prepayments made prior to or at lease commencement, (ii) landlord incentives and (iii) favorable and unfavorable leasehold positions. The depreciable life of an operating lease right-of-use asset is limited by the lease term. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
Fixed lease and non-lease components of the Company’s restaurant facility leases are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets, however, they are recognized on a straight-line basis over the lease term in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Finance lease liabilities and corresponding finance lease assets are recognized at an amount equal to the present value of the minimum lease payments over the lease term. The amortization of finance lease assets is recognized over the shorter of the lease term or useful life of the underlying asset within Depreciation and amortization. The interest expense related to finance leases, including any variable lease payments, is recognized in Interest expense. Finance lease assets are classified in Property, fixtures and equipment, net and current maturities and long-term portions of finance lease liabilities are classified within Current portion of long-term debt and Long-term debt, net, respectively.
Property, Fixtures and Equipment
Property, fixtures and equipment, including capitalized software, are stated at cost less accumulated depreciation. Refurbishments and improvements that increase the productive capacity or extend the useful life of assets are capitalized and depreciated over their estimated useful lives. Repair and maintenance costs are expensed as incurred. Leasehold improvements are depreciated over the shorter of their useful life or the lease term. The carrying amount of assets sold, replaced or retired and the related accumulated depreciation are eliminated at the time of disposal and any resulting gains and losses on disposal are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Direct internal costs associated with the acquisition, development, design and construction of company-owned restaurants are capitalized as these costs have a future benefit to the Company. Once a restaurant opens, these costs are depreciated and recorded in Depreciation and amortization. Direct internal costs of $0.7 million and $0.5 million were capitalized in Fiscal 2022 and Fiscal 2021, respectively.
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
Prior to the IPO, Management’s quantitative assessment for determining the fair value of the reporting unit used a blend of the market capitalization approach and the income approach. The market capitalization approach used Management’s selection of peer companies to estimate fair value. The income approach used the discounted cash flow method estimating

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

future cash flow, sales and traffic growth rates, operating margins and new restaurant openings, each of which are inputs that fall within Level 3 of the fair value hierarchy.
The fair value of the indefinite-lived intangibles is determined through a relief from royalty method using certain unobservable inputs that fall within Level 3 of the fair value hierarchy. The respective carrying values are compared to the related estimated fair values and an impairment loss is recognized in an amount equal to the excess of the carrying value over estimated fair values.
Management performed a qualitative annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter of Fiscal 2022 and Fiscal 2021 and concluded that impairment of both goodwill and indefinite-lived intangible assets was not more likely than not. As a result, a quantitative assessment was not required.
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
When evaluating the carrying amount for recoverability, the total future undiscounted net cash flows expected to be generated by the asset are compared to the carrying amount. If the total future undiscounted net cash flows are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model using unobservable inputs that fall within Level 3 of the fair value hierarchy. No impairment loss was recorded for definite-lived intangible assets in Fiscal 2022, Fiscal 2021 and Fiscal 2020.
Impairment Assessment of Long-lived Assets
Long-lived assets deployed at company-owned restaurants include (i) property, fixtures and equipment, (ii) operating lease right-of-use asset, net of the related operating lease liability and (iii) reacquired rights to the extent the restaurant had been previously acquired by the Company.
When circumstances indicate that the carrying value may not be recoverable, an evaluation for impairment is performed at the lowest level of identifiable cash flows, which is at the individual restaurant level. If the total future undiscounted net cash flows are less than the carrying value of the long-lived assets at the individual restaurant level, the fair value is determined based on discounted future net cash flows expected to result from the use and eventual disposition of the assets, which are unobservable inputs that fall within Level 3 of the fair value hierarchy. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recorded for long-lived assets in Fiscal 2022, Fiscal 2021 and Fiscal 2020.
Self-Insurance Reserves
The Company is self-insured primarily for employee group health claims and for workers’ compensation in Ohio. The Company holds stop-loss insurance which funds individual health claims in excess of $125,000 per occurrence and workers’ compensation claims in Ohio in excess of $500,000 per occurrence annually. The Consolidated Statements of Operations and Comprehensive Income (Loss) include expenses related to the costs of claims reported and an estimate of claims incurred but not reported. A liability of $1.5 million and $1.4 million for estimated unpaid claims and other insurance liabilities is recorded within Accrued liabilities as of December 25, 2022 and December 26, 2021, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Gift cards are sold at restaurants and certain retail venues. Deferred revenues include liabilities established for the value of the gift cards when sold. Revenue is recognized from gift card sales upon redemption by the customer. Management estimates the amount of gift cards for which the likelihood of redemption is remote, referred to as “breakage,” using historical gift card redemption patterns. The estimated breakage, less an administrative fee, is recognized over the expected period of redemption as the remaining gift card values are redeemed, which is generally over a period of two years. Utilizing this method, Management estimates both the breakage and the time period of redemption. If actual redemption patterns vary from these estimates, actual gift card breakage income may differ from the amounts recorded. Estimates of the redemption period and breakage rate applied are updated periodically. Gift card liabilities are included in Deferred revenues.
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
Consideration Received from Vendors
The Company receives consideration from certain vendors for volume rebates and allowances. The Company accounts for consideration from a vendor as a reduction of the purchase price of the goods or services acquired from the vendor.
Advertising Costs
Advertising costs are recognized as incurred or, in the case of advertisements, when the advertisement occurs. Advertising costs were $6.4 million, $4.8 million and $3.3 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, and are included in General and administrative expenses and in Other restaurant operating expenses.
Debt Discount and Deferred Issuance Costs

Debt discount and deferred issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization expense of debt discount and deferred issuance costs is included in Interest expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Deferred tax assets are recognized for all deductible temporary differences to the extent that it is probable that taxable income will be available against which the deductible temporary differences can be utilized. Realization of deferred tax assets is dependent upon the availability of taxable income and a valuation allowance for deferred tax assets is provided when it is more likely than not that a portion of the deferred tax assets will not be realized. In the assessment for realization of deferred tax assets, Management considers all sources of taxable income including (i) taxable income in any available carry back period, (ii) scheduling of anticipated reversal of taxable temporary differences, (iii) tax-planning strategies and (iv) taxable income expected to be generated in the future other than from reversing temporary differences and carryforwards. Management continues to evaluate the rationale for recording a valuation allowance on its deferred tax assets and as the Company increases earnings and utilizes deferred tax assets, it is possible the valuation allowance could be reduced or eliminated.

Interest and penalties, when incurred, are recognized in Other (expense) income, net.

Stock-Based Compensation

Stock-based compensation expense is recognized for stock option awards granted and is based on the fair value of the stock option awards on the date of grant. The fair value of stock option awards is determined using the Black-Scholes option pricing model. The fair value of performance-based stock option awards is recognized as expense when the achievement of the performance condition is probable. Forfeitures of stock option awards are recognized as they occur. Determining the fair value of stock option awards at the grant date requires judgment, including estimating the expected term that the stock option awards will be outstanding prior to exercise, volatility, dividend yield and risk-free interest rate. Stock-based compensation expense is included in General and administrative expenses. Stock option exercises are settled with authorized but unissued shares of the Company’s common stock.

Fair Value of Common Stock

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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The guidance provides optional expedients and exceptions to apply to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective beginning March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”) was issued which defers the sunset date referenced in Topic 848 from December 31, 2022 to December 31, 2024, after which companies will no longer be permitted to apply the relief in Topic 848. This standard and the optional expedients will not have a material impact to the Company. In February 2023, the Company amended its credit agreement dated as of October 6, 2021 (the “Credit Agreement”) to replace the London interbank offer rate (“LIBOR”) with a secured overnight financing rate (“SOFR”) pursuant to the terms and LIBOR fallback language in the Credit Agreement. All outstanding borrowings under the Credit Agreement will continue to bear interest at LIBOR until the end of the current interest period or payment period pursuant to the terms of the Credit Agreement.
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.
3.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Deferred revenues:
Deferred gift card revenue	$4,897	$4,410
Deferred franchise fee revenue - current	296	244
Total current deferred revenues	$5,193	$4,654
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$2,472	$2,292
Changes in deferred gift card contract liabilities were as follows:

	FISCAL YEAR
(in thousands)	2022	2021	2020
Deferred gift card revenue:
Balance, beginning of period	$4,410	$4,024	$6,902
Gift card sales	9,627	8,286	5,197
Gift card redemptions	(8,225)	(7,152)	(6,924)
Gift card breakage	(915)	(748)	(1,151)
Balance, end of period	$4,897	$4,410	$4,024

Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Changes in deferred franchise fee contract liabilities were as follows:

	FISCAL YEAR
(in thousands)	2022	2021	2020
Deferred franchise fee revenue:
Balance, beginning of period	$2,536	$2,274	$2,456
Cash received	530	537	158
Franchise revenues recognized	(298)	(275)	(340)
Balance, end of period	$2,768	$2,536	$2,274

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues recognized disaggregated by type were as follows:

	FISCAL YEAR
(in thousands)	2022	2021	2020
Restaurant sales:
In-restaurant dining sales	$571,048	$452,989	$257,029
Third-party delivery sales	82,049	70,486	38,524
Take-out sales	66,084	68,868	41,880
Total restaurant sales	$719,181	$592,343	$337,433

Franchise revenues:
Royalty and system fund contributions	$10,683	$8,575	$4,615
Initial fees	298	275	340
Total franchise revenues	$10,981	$8,850	$4,955
Total revenues	$730,162	$601,193	$342,388
Deferred revenues as of December 25, 2022 are expected to be recognized as follows:

Fiscal year	(in thousands)
2023	$5,193
2024	$395
2025	$365
2026	$355
2027	$326
Thereafter	$1,031
4.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Receivables from third-party delivery providers	$974	$1,021
Receivables from franchisees	1,076	927
Receivables from vendors	920	428
Receivables related to gift card sales	1,565	1,453
Other receivables	1,629	621
Total accounts receivable	$6,164	$4,450

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Intangible Assets, Net
Intangible assets, net consisted of the following:

		DECEMBER 25, 2022
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$139,258	$(316)	$138,942
Franchise rights	9 years	9,404	(5,195)	4,209
		$148,662	$(5,511)	$143,151

		DECEMBER 26, 2021
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$138,143	$(316)	$137,827
Franchise rights	9 years	9,404	(4,231)	5,173
		$147,547	$(4,547)	$143,000
Total amortization expense related to definite-lived intangible assets was $1.0 million, $1.0 million and $1.1 million in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
Estimated future amortization of definite-lived intangible assets as of December 25, 2022 is as follows:

Fiscal year	(in thousands)
2023	$809
2024	$809
2025	$809
2026	$635
2027	$433
Thereafter	$714

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Property, Plant and Equipment

(in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Building and land improvements	$1,354	$1,354
Leased land asset	1,190	1,190
Leasehold improvements	178,893	146,583
Furniture, fixtures and equipment (including capitalized software)	145,397	118,734
Financing lease assets	3,066	3,320
Vehicles	455	455
Total property, fixtures and equipment	330,355	271,636
Accumulated depreciation	(145,720)	(115,582)
Construction-in-progress	10,482	8,641
Total property, fixtures and equipment, net	$195,117	$164,695
Depreciation expense was $33.3 million, $31.3 million and $29.6 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
The Company did not recognize an impairment loss in Fiscal 2022, Fiscal 2021 and Fiscal 2020. Loss on disposals of assets recognized of $0.9 million, $0.4 million and $0.3 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, primarily related to the write-off of assets retired as a result of restaurant closures or replacements of assets.
As of December 25, 2022 and December 26, 2021, Property, fixtures and equipment, net included $1.2 million in land related to sale and leaseback transactions accounted for as financing obligations.
7.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Construction liabilities	$6,908	$4,445
Sales tax	3,791	3,337
Self-insurance and general liability reserves	1,529	1,353
Utilities	1,468	1,306
Legal	379	105
Credit card fees	1,043	940
Property tax	951	638
Contingent rent	811	628
Common area maintenance	680	482
Other	5,169	2,655
Total accrued liabilities	$22,729	$15,889

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Debt
Long-term debt, net consisted of the following:

	DECEMBER 25, 2022		DECEMBER 26, 2021
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$98,125	5.89%	$100,000	2.71%
Finance lease liabilities	1,433		2,017
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,683)		(2,128)
Total Debt, net	100,925		102,939
Less: Current portion of long-term debt	(6,257)		(3,186)
Long-term debt, net	$94,668		$99,753
Credit Facilities
FWR Holding Corporation, (“FWR”), an indirect subsidiary of the Company, is the borrower under the Credit Agreement, which provides for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Credit Facilities”). The Revolving Credit Facility was undrawn at December 25, 2022 and December 26, 2021. The Credit Facilities mature on October 6, 2026.
The Term Facility is subject to amortization of principal, payable in quarterly installments on the last business day of each fiscal quarter, commencing on March 27, 2022, equal to (i) 2.5% of the original principal amount of the term loans in fiscal year ended December 25, 2022, (ii) 5.0% of the original principal amount of the term loans in fiscal year ended December 31, 2023, (iii) 5.0% of the original principal amount of the term loans in fiscal year ended December 29, 2024, (iv) 7.5% of the original principal amount of the term loans in fiscal year ended December 28, 2025 and (v) 10.0% of the original principal amount of the term loans in fiscal year ended December 27, 2026. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) under the Term Facility is payable at the maturity of the Term Facility.
Borrowings under the Credit Facilities bear interest, at the option of FWR at either (i) the base rate plus a margin of between 125 and 200 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) LIBOR plus a margin of between 225 and 300 basis points depending on the Total Rent Adjusted Net Leverage Ratio. In addition, an unused commitment fee of between 25 and 50 basis points will be paid on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Rent Adjusted Net Leverage Ratio.
In February 2023, the Company amended its Credit Agreement to replace LIBOR with SOFR pursuant to the terms and LIBOR fallback language in the Credit Agreement. All outstanding borrowings under the Credit Agreement will continue to bear interest at LIBOR until the end of the current interest period or payment period pursuant to the terms of the Credit Agreement.
The aggregate net proceeds from the IPO, the proceeds from borrowings under the Term Facility and cash on hand were used to repay in full the outstanding borrowings under our previous senior credit facilities in October 2021. This repayment was accounted for as a debt extinguishment for accounting purposes and a loss on debt extinguishment of $2.4 million was recorded in the fourth fiscal quarter of 2021 in Other income (expense), net.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. At December 25, 2022, the estimated fair value of the outstanding debt under the Credit Facilities was $97.1 million.
Principal payments due on the outstanding debt, excluding finance lease liabilities and financing obligations, as of December 25, 2022 are as follows:

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year	(in thousands)
2023	$5,625
2024	5,000
2025	7,500
2026	80,000
$98,125
Letter of Credit
The Company utilizes a standby letter of credit to satisfy workers’ compensation requirements. The contract amount of the letter of credit approximates its fair value. As of December 25, 2022 and December 26, 2021, the open letter of credit was approximately $0.2 million and $0.4 million, respectively, and there were no draws against the letter of credit. The Company pays participation fees for the letter of credit based on a varying percentage of the amount not drawn.
Debt Covenants
The Credit Facilities are guaranteed by all of FWR’s wholly-owned domestic restricted subsidiaries, subject to customary exceptions, and by AI Fresh Parent, Inc., a Delaware corporation and the direct parent company of FWR (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of FWR’s and each guarantor’s assets, including fixed assets and intangibles, in each case, subject to customary exceptions.
Under the Credit Agreement, FWR (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with covenants under the Credit Agreement as of December 25, 2022 and December 26, 2021.
Note Payable
In October 2022, the Company entered into an agreement for the financing of insurance premiums in a total amount of approximately $1.9 million. The note payable bears interest of 6.04% and is payable in monthly installments of $0.2 million through September 30, 2023. As of December 25, 2022, the balance on the note payable was $1.4 million.
In October 2021, the Company entered into a financing agreement for the financing of insurance premiums in a total amount of approximately $3.0 million that bears interest of 2.41% and was payable in monthly installments of $0.3 million through August 30, 2022. As of December 26, 2021, the balance on the note payable was $2.4 million.
9.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	DECEMBER 25, 2022	DECEMBER 26, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$352,373	$324,995
Finance lease assets	Property, fixtures and equipment, net	1,332	1,892
Total lease assets		$353,705	$326,887

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	38,936	38,186
Operating lease liabilities - non-current	Operating lease liabilities	366,113	330,495
Finance lease liabilities - current	Current portion of long-term debt	632	686
Finance lease liabilities - non-current	Long-term debt, net	801	1,331
Total lease liabilities		$406,482	$370,698
_____________
(1) Excludes all variable lease expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income (Loss) Classification	FISCAL YEAR
		2022	2021	2020
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$49,620	$44,906	$41,813
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	14,642	12,811	9,692
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	521	543	501
Interest on lease liabilities	Interest expense	130	174	184
Total lease expense (1)		$64,913	$58,434	$52,190
_____________
(1) Includes contingent rent expense of $1.6 million and $1.1 million and $0.1 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

Supplemental cash flow information related to leases was as follows:

	FISCAL YEAR
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$39,546	$40,601	$22,011
Operating cash flows - finance leases	$130	$174	$184
Financing cash flows - finance leases	$514	$507	$339
Supplemental information related to leases was as follows:

	FISCAL YEAR
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases	14.6	15.4
Finance leases	2.8	3.5
Weighted-average discount rate (1)
Operating leases	8.6%	9.0%
Finance leases	7.6%	7.9%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 25, 2022, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2023	$40,562	$652
2024	50,198	610
2025	49,850	233
2026	49,659	44
2027	49,059	32
Thereafter	503,240	19
Total future minimum lease payments (1)	742,568	1,590
Less: imputed interest	(337,519)	(157)
Total present value of lease liabilities	$405,049	$1,433
_____________
(1) Excludes approximately $38.3 million of executed operating leases that have not commenced as of December 25, 2022.
Sale-Leaseback Transactions
In 2015, Management entered into an agreement relating to the sale and leaseback of the land for use in restaurant operations and received cash proceeds of $3.1 million. As the Company had continuing involvement with the property, the sale of the land did not qualify for sale accounting. As a result, the cash proceeds were recorded as a financing obligation. The balance of the financing obligation was $3.1 million as of December 25, 2022 and December 26, 2021.
10. Transaction Expenses (Income), Net
Transaction expenses (income), net consisted of the following:

	FISCAL YEAR
(in thousands)	2022	2021	2020
Secondary offering and Registration Statement on Form S-3 costs	$1,957	$—	$—
Gain on lease modification	—	(1,961)	—
Contingent consideration liability revaluation	165	801	(293)
Conversion costs	—	2	71
Loss (Gain) on restaurant closures/relocations	391	2	(36)
Total transaction expenses (income), net	$2,513	$(1,156)	$(258)

During Fiscal 2022, a total of $2.0 million of costs was incurred by the Company in connection with the secondary public offering of the Company’s common stock by entities affiliated with our majority owner, Advent International Corporation (the “Secondary Offering”) and for the Registration Statement on Form S-3 that allows the Company to sell up to 5,000,000 shares of common stock from time to time in one or more offerings.

The Company revalued the contingent consideration liability initially recognized in connection with the Advent Acquisition (see Note 11, Income Taxes, for additional information) and recorded a loss of $0.2 million in Fiscal 2022, a loss of $0.8 million in Fiscal 2021 and a gain of $0.3 million in Fiscal 2020.

A gain on lease modification of $2.0 million was recognized in Fiscal 2021 in connection with a lease termination for the redevelopment of a restaurant facility by a landlord. Pursuant to the agreement, the Company received $1.0 million in December 2021 and received an additional $1.0 million after vacating the leased restaurant facility in December 2022.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11.    Income Taxes
Income tax (expense) benefit consisted of the following:

	FISCAL YEAR
(in thousands)	2022	2021	2020
Current provision:
Federal	$—	$—	$—
State	(1,007)	(301)	(118)
Total current provision	(1,007)	(301)	(118)
Deferred (provision) benefit:
Federal	(4,562)	(1,825)	18,458
State	(115)	(351)	1,533
Total deferred (provision) benefit	(4,677)	(2,176)	19,991
Income tax (expense) benefit	$(5,684)	$(2,477)	$19,873
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	FISCAL YEAR
	2022	2021		2020
Income taxes at federal statutory rate	21.0%	21.0%		21.0%
State income taxes, net of federal tax effect	12.5	2.4		4.1
FICA tip credit	(44.2)	(1,200.2)		4.7
Valuation allowance for federal and state	46.7	1,528.2		(1.8)
Stock-based compensation	4.2	275.9	—	—
Secondary Offering and Registration Statement on Form S-3 costs	3.2	—		—
Other permanent items	0.6	57.6		—
Rate change	1.7	(17.3)		0.1
Other	(0.6)	1.9		0.5
Total	45.1%	669.5%		28.6%

The effective income tax rate for Fiscal 2022, Fiscal 2021 and Fiscal 2020 was different than the blended federal and state statutory rate mainly due to (i) the change in the valuation allowance, (ii) the benefit of the tax credits for FICA taxes on certain employee tips, (iii) impacts of executive stock-based compensation and (iv) non-deductible costs associated with the Secondary Offering and the Registration Statement on Form S-3. The effective income tax rate for Fiscal 2021 was also different than the blended federal and state statutory rate as a result of the pre-vesting forfeiture of performance-based stock option awards for which the market condition was not satisfied upon the Company’s IPO (see Note 14, Stock-Based Compensation, for additional information).

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of deferred tax assets and liabilities were as follows:

(in thousands)	DECEMBER 25, 2022	DECEMBER 26, 2021
Deferred income tax assets
FICA tip credit	$41,556	$34,266
Net operating loss	30,672	34,619
Operating lease liabilities	101,927	91,768
Organizational costs	549	673
Interest limitation	797	596
Accrued compensation	1,750	2,903
Deferred revenues	682	618
Stock-based compensation	3,693	1,843
Other	1,210	919
Valuation allowance	(41,754)	(35,863)
Total deferred income tax assets	141,082	132,342
Deferred income tax liabilities
Operating lease right-of-use assets	(87,154)	(80,401)
Depreciation	(34,577)	(28,479)
Intangible assets	(36,517)	(35,951)
Total deferred income tax liabilities	(158,248)	(144,831)
Net deferred income tax liabilities	$(17,166)	$(12,489)
Based upon an evaluation of the Company's deferred tax assets, Management has recognized a valuation allowance of $41.8 million and $35.9 million as of December 25, 2022 and December 26, 2021, respectively. The valuation allowance primarily relates to the Company’s federal tax credit carryforwards that are not expected to be realized prior to the statutory expiration of the carryforward. The valuation allowance will be maintained until sufficient positive evidence exists to support its reversal, including but not limited to, the magnitude and duration of the Company’s historical losses as compared to potential future profits within taxing jurisdictions to overcome such negative evidence.
Tax Carryforwards
The amount and expiration dates of federal tax loss carryforwards as of December 25, 2022 are as follows:

(in thousands)	Expiration Date	Amount
Federal net operating loss carryforwards	Indefinite	$120,208
Federal net operating loss carryforwards	2036 - 2037	$16,152
The Company also has state net operating loss carryforwards of $42.7 million at December 25, 2022. In addition, the Company has general business tax credits of $41.7 million at December 25, 2022, which can be carried forward 20 years and will expire between 2027 and 2042.
There were certain federal loss carryforward, state loss carryforward and general business credits that were accumulated from operations prior to the Advent Acquisition in August 2017. To the extent that these are utilized to reduce taxes payable, the Company is required to pay the previous stockholders an amount equal to tax savings. This requirement lapses with respect to any tax year, or portion thereof, beginning after December 31, 2024, or if a change in control event occurs. In connection with the Advent Acquisition, a contingent consideration liability of $1.2 million was initially recognized for expected payments to be made to the previous stockholders. As of December 25, 2022, the contingent consideration liability was $1.2 million, of which $0.6 million was recorded within Accrued liabilities and $0.6 million was recorded within Other long-term liabilities. As of December 26, 2021, the contingent consideration liability was $1.1 million, of which $0.2 million was recorded within Accrued liabilities and $0.9 million was recorded within Other long-term liabilities.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in the deferred tax asset valuation allowance were as follows:

(in thousands)
Balance as of December 29, 2019	$(28,975)
Increase	(1,239)
Balance as of December 27, 2020	(30,214)
Increase	(5,649)
Balance as of December 26, 2021	(35,863)
Increase	(5,891)
Balance as of December 25, 2022	$(41,754)
The Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 25, 2022, the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are from the year 2013 and forward.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to provide certain relief as a result of COVID-19. The CARES Act provides tax relief, along with other stimulus measures, including a retroactive technical correction of prior tax legislation for tax depreciation of certain qualified improvement property, among other changes. A total of $59.3 million of accelerated tax depreciation deductions was recognized related to qualified assets placed in service in Fiscal 2020, Fiscal 2019 and Fiscal 2018. Furthermore, the CARES Act made favorable changes to the Section 163(j) interest limitation and as a result, the Company was able to deduct additional interest totaling $18.9 million and $8.6 million for Fiscal 2020 and Fiscal 2019, respectively. In addition, Management began deferring the employer-paid portion of social security taxes as permitted by the CARES Act in the second quarter of Fiscal 2020. A total of $6.7 million was deferred, of which $3.3 million was paid in Fiscal 2021. The remaining balance was paid in Fiscal 2022. Furthermore, the CARES Act provided for refundable employee retention tax credits, which can be used to offset payroll tax liabilities. As a result, a credit of $0.9 million was recorded as an offset to payroll tax expense in Fiscal 2020.
12.    Stockholders’ Equity
In Fiscal 2020, the Company had issued 266,667 preferred stock shares having a par value of $0.01 per share to existing stockholders, including Advent International Corporation, directors and executive officers. The proceeds from the issuance of the preferred stock were used to repay a portion of borrowings under our previous senior credit facilities and for working capital and general corporate purposes in Fiscal 2020. The preferred stock was automatically converted into 3,156,812 shares of common stock immediately prior to and in connection with the consummation of the Company’s IPO in October 2021.
The Company is authorized to issue 300,000,000 common stock shares with a par value of $0.01 per share and 10,000,000 preferred stock shares with a par value of $0.01 per share pursuant to the Company’s Amended and Restated Certificate of Incorporation.
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
During Fiscal 2022, funds managed by the Company’s majority owner, Advent International Corporation, sold 4,500,000 shares of the Company’s common stock in the Secondary Offering. The selling stockholders sold an additional 675,000 shares of common stock on October 6, 2022 pursuant to the terms of the underwriters option associated with the Secondary Offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders.
No cash dividends were declared or paid in Fiscal 2022, Fiscal 2021 and Fiscal 2020.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    Defined Contribution Plan
The Company sponsors a defined contribution 401(k) savings plan (“401(k) Plan”) which requires the Company to match contributions for participants with at least one year of service 25% of the first 6% of the employees’ wages deferred into the 401(k) Plan. The 401(k) Plan also allows for additional profit-sharing contributions by the Company at the sole discretion of Management. All Company contributions vest over a five-year period. Total expense for the Company’s contributions to the 401(k) Plan was $0.6 million, $0.5 million and $0.3 million in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
14. Stock-Based Compensation
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
2021 Equity Plan
The number of shares of common stock reserved for issuance under the 2021 Equity Plan is 4,034,072 common shares (“Share Reserve”) at December 25, 2022. The number of shares of common stock that may be issued under the 2021 Equity Plan will automatically increase on the first day of each fiscal year, beginning on December 26, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on (and including) December 29, 2030, equal to the least of (i) 2.0% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, (ii) a number of shares of common stock determined by the board of directors; and (iii) the number of shares of common stock equal to the Share Reserve. If any award granted under the 2021 Equity Plan is cancelled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2021 Equity Plan and be available for future awards under the 2021 Equity Plan. Shares that are withheld from any award in payment of the exercise, base or purchase price or taxes related to such an award, not issued or delivered as a result of the net settlement of any award, or repurchased by the Company on the open market with the proceeds of a stock option will be deemed to have been delivered under the 2021 Equity Plan and will not be available for future awards under the 2021 Equity Plan. A total of 1,018,975 non-qualified time-based stock option awards were granted under the 2021 Equity Plan during Fiscal 2022, which vest over a three-year requisite service period from the date of grant and expire 10 years after the grant date. Stock-based compensation expense is recognized on a straight-line recognition method over the requisite service period.
2017 Equity Plan
The 2017 Equity Plan authorizes stock-based awards to be granted for up to 6,138,240 shares of common stock. The awards granted under the 2017 Equity Plan consisted of non-qualified stock options that generally vest based over a five-year requisite service period from the date of grant (the “time-based option awards”), as well as upon the occurrence of certain events and if certain market conditions were achieved, the (“performance-based option awards”). Stock-based compensation expense related to the stock option awards issued under the 2017 Plan is recognized on an accelerated recognition method over the requisite service period. All stock options have an exercisable life of no more than 10 years from the date of grant. No awards were granted under the 2017 Equity Plan during Fiscal 2022 and the Company does not intend to grant any further awards under the 2017 Equity Plan.
Modification of Performance-Based Option Awards - 2017 Equity Plan
On August 31, 2021, the Company’s board of directors amended the 2017 Equity Plan such that the performance-based option awards that convert into time-based option awards upon an initial public offering no longer vest over a period of three years, but instead vest one-third (1/3rd) on each of the first two anniversaries of an initial public offering and one-third (1/3rd) on the 273rd day following the second anniversary of an initial public offering. This was accounted for as a modification, resulting in a new fair value for all the performance-based option awards using an option-pricing model as of the modification date.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On September 19, 2021, the Company’s board of directors modified performance-based option awards that contained a market condition granted under the 2017 Equity Plan, such that the vesting terms for one such tranche were amended to waive the market condition. Accordingly, upon the Company’s IPO, such tranche converted into time-based option awards and vest one-third (1/3rd) on each of the first two anniversaries of the Company’s IPO and one-third (1/3rd) on the 273rd day following the second anniversary of the Company’s IPO. This was accounted for as a modification resulting in a new fair value using the option-pricing model for such performance-based option awards as of the modification date.
On September 19, 2021, the Company’s board of directors modified the terms of performance-based option awards granted under the 2017 Equity Plan to the Company’s Chairman Emeritus. The modification accelerated the vesting period of the performance-based option awards that convert into time-based option awards upon an initial public offering such that they no longer vest one-third (1/3rd) on each of the first two anniversaries of an initial public offering and one-third (1/3rd) on the 273rd day following the second anniversary of an initial public offering, but instead will vest on August 1, 2022. Additionally, the exercise period of these time-based and performance-based vested option awards was modified such that any vested option may be exercised at any time prior to the 10th anniversary of the original grant date. These actions were accounted for as modifications and resulted in an increase of $0.3 million to the fair value of these awards.
Upon the consummation of the Company’s IPO in October 2021, certain performance-based option awards converted into time-based option awards and stock compensation expense of $2.4 million was recognized in the fourth quarter of Fiscal 2021. The remaining expense is being recognized on an accelerated recognition method over the remaining service period. An immediate one-time charge of $5.6 million was recognized upon closing of the IPO, which included (i) the expense from the date of the modifications through the IPO date and (ii) the expense related to performance-based option awards for which the market condition was not satisfied upon the IPO.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity during Fiscal 2022 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 26, 2021	4,409,331	$9.48	$28,598	5.9
Granted	1,018,975	$12.67
Forfeited	(150,059)	$10.24
Exercised	(162,573)	$8.76
Outstanding, December 25, 2022	5,115,674	$10.12	$20,981	6.1

Exercisable, December 25, 2022	2,791,358	$9.15	$14,134	5.1
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market.
A summary of the non-vested stock option activity during Fiscal 2022 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 26, 2021	2,633,391	$7.03
Granted	1,018,975	$6.81
Vested	(1,177,991)	$6.25
Forfeited	(150,059)	$7.29
Nonvested, December 25, 2022	2,324,316	$7.31

The weighted average grant date fair value of options granted during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $6.81, $6.35 and $1.02, respectively. The total fair value of stock options vested during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $7.4 million, $0.9 million and $0.9 million, respectively.
Fair value of Stock Options
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation model. The assumptions utilized to estimate the grant date fair value of the stock option awards granted were as follows:

	FISCAL YEAR
	2022	2021	2020
Weighted average expected term (years)	6.5	4.6	4.5
Weighted average expected volatility	52.4%	50.3%	41.2%
Risk-free interest rate	2.6%	1.0%	0.6%
Expected dividend yield	—	—	—
The Company does not have sufficient historical stock option exercise activity and therefore the expected term of stock options granted in Fiscal 2022 was estimated using the simplified method, which represents the mid-point between the vesting period and the contractual term for each grant. In Fiscal 2021 and Fiscal 2020, the expected term of stock option awards had been determined based on data from publicly traded companies. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, the expected volatility of stock options is based on the historical volatilities of a set of publicly traded peer companies in a similar industry as the Company lacks company-specific historical or implied volatility information. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not have intentions of paying dividends in the foreseeable future.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock Units
During Fiscal 2022, a total of 38,311 restricted stock units were granted under the 2021 Equity Plan at the weighted average grant date fair value of $14.36. The restricted stock units will vest over a one-year requisite service period from the date of grant and the fair value of restricted stock units was determined based on the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period. There were no forfeitures of restricted stock units in Fiscal 2022.
Stock-Based Compensation Expense
Stock-based compensation expense was $10.4 million, $8.6 million and $0.8 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

The total related income tax benefit for stock-based compensation expense was $2.1 million, $0.9 million and $0.2 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
Cash received from stock options exercised was $1.4 million and the tax benefit realized from the option exercises was $0.3 million in Fiscal 2022. The total intrinsic value of stock options exercised during Fiscal 2022 was $1.1 million. There were no stock option exercises in Fiscal 2021 and 2020.
Unrecognized Stock-Based Compensation Expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of December 25, 2022:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$9,602	1.6
Restricted stock units	$234	0.4
15.    Commitments and Contingencies
Purchase Commitments
We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. These purchase obligations include commitments for inventory purchases, marketing-related contracts, corporate sponsorships, software/license commitments and service contracts. We also enter into long-term, exclusive contracts with vendors to supply us with certain goods and services, however, they generally do not include firm minimum purchase commitments.
In July 2022, Management entered into an agreement with a vendor to purchase product. The agreement will remain in effect through the later of (i) the purchase of 585,940 gallons of product or (ii) five years from the effective date of the agreement. The remaining minimum purchase commitment as of December 25, 2022 was approximately $9.1 million.
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of December 25, 2022. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 26, 2022, Management believes the Company is not currently required to remit any amounts relating to future unredeemed gift cards to states as the Company’s subsidiary that is the issuer of our gift cards was re-domiciled in Florida, which exempts gift cards from the abandoned and unclaimed property laws.
16.    Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per common share:

	FISCAL YEAR
(in thousands, except share and per share data)	2022	2021	2020
Numerator:
Net income (loss)	$6,907	$(2,107)	$(49,681)
Denominator:
Weighted average common shares outstanding - basic	59,097,512	48,213,995	45,013,784
Weighted average common shares outstanding - diluted	60,140,045	48,213,995	45,013,784
Net income (loss) per common share - basic	$0.12	$(0.04)	$(1.10)
Net income (loss) per common share - diluted	$0.11	$(0.04)	$(1.10)
Stock options outstanding not included in diluted net income (loss) per common share as their effect is anti-dilutive	1,787,517	4,409,331	5,143,229
Diluted net income (loss) per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for preferred stock using the two-class method, as well as for stock options and restricted stock units outstanding and unvested as of the respective periods using the treasury method.
All stock option awards outstanding were excluded from the calculation of diluted net loss per common share because of their anti-dilutive impact for Fiscal 2021 and Fiscal 2020. All preferred stock shares were excluded from the calculation of diluted net loss per common share because of their anti-dilutive impact for Fiscal 2021 and Fiscal 2020. As a result, there was no difference between basic and diluted net loss per common share attributable to First Watch Restaurant Group, Inc. during Fiscal 2021 and Fiscal 2020.
During Fiscal 2020, the performance-based stock options that were granted under the 2017 Equity Plan, certain of which were converted into time-based stock options upon the Company’s IPO, were excluded from the diluted net loss per common share calculation as the performance condition was not considered probable of being met.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17.    Condensed Financial Information of Registrant (Parent Company Only)
FIRST WATCH RESTAURANT GROUP, INC.
(PARENT COMPANY ONLY)
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 25, 2022	DECEMBER 26, 2021
Assets
Investment in subsidiaries	$523,135	$504,429

Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,211,019 and 59,048,446 shares issued and outstanding at December 25, 2022 and December 26, 2021, respectively	592	590
Additional paid-in capital	620,675	608,878
Accumulated deficit	(98,132)	(105,039)
Total equity attributable to First Watch Restaurant Group, Inc.	$523,135	$504,429
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	FISCAL YEAR
	2022	2021	2020
Equity in net income (loss) of subsidiaries
Net income (loss) and comprehensive income (loss)	$6,907	$(2,107)	$(49,681)

Net income (loss) per common share attributable to First Watch Restaurant Group, Inc. - basic	$0.12	$(0.04)	$(1.10)
Net income (loss) per common share attributable to First Watch Restaurant Group, Inc. - diluted	$0.11	$(0.04)	$(1.10)
Weighted average number of common shares outstanding -basic	59,097,512	48,213,995	45,013,784
Weighted average number of common shares outstanding - diluted	60,140,045	48,213,995	45,013,784
Statements of cash flows have not been presented as First Watch Restaurant Group, Inc. did not have any cash as of, or for Fiscal 2022, Fiscal 2021 and Fiscal 2020.
Basis of Presentation
The Company is a holding company without any operations of its own (the “Parent Company”). Pursuant to the terms of the Credit Agreement discussed in Note 8, Debt, the Company and certain subsidiaries of the Company have restrictions on their ability to, among other things, (i) incur additional indebtedness, pay dividends or make certain intercompany loans and advances, and (ii) exceed a maximum total rent adjusted net leverage ratio or fall below a minimum fixed charge coverage ratio. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company’s consolidated net assets as of December 25, 2022 and December 26, 2021.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2022 based on the COSO framework, management has determined that the Company’s internal control over financial reporting as of December 25, 2022 was not effective.
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

•Formalized certain roles and review responsibilities, including ensuring appropriate segregation of duties.

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

•Designed and implemented controls over the accounting for income taxes to ensure the appropriate recording of deferred income taxes, income taxes and related disclosures.

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

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1: Director Election Proposal,” “Information Regarding the board of directors and Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 23, 2023 (the “Proxy Statement”).
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
3.Exhibits

Exhibit No.	DESCRIPTION	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Amended and Restated Certificate of Incorporation of First Watch Restaurant Group, Inc.	October 6, 2021 Form 8-K, Exhibit 3.1
3.2	Amended and Restated Bylaws of First Watch Restaurant Group, Inc.	October 6, 2021 Form 8-K, Exhibit 3.2
4.1	Form of Certificate of Common Stock	September 7, 2021 Form S-1, Exhibit 4.1
4.2	Registration Rights Agreement by and among First Watch Restaurant Group, Inc. and the other parties thereto, dated as of October 1, 2021	March 23, 2022, Form 10-K, Exhibit 4.2
4.3	Description of First Watch Restaurant Group, Inc. Securities	March 23, 2022, Form 10-K, Exhibit 4.3
10.1
Credit Agreement, dated as of October 6, 2021, by and among FWR Holding Corporation, AI Fresh Parent, Inc., the lenders party thereto, the other parties therein and Bank of America, N.A., as administrative agent
October 6, 2021, Form 8-K, Exhibit 10.1
10.2
Amendment No. 1 to Credit Agreement dated as of February 24, 2023, between FWR Holding Corporation as Borrower, the lenders party therto, the other parties therein and Bank of America N.A., as administrative agent
Filed herewith
10.2(a)	Credit Agreement, dated as of August 21, 2017, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(a)

10.2(b)	First Amendment to Credit Agreement, dated as of February 28, 2019, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(b)
10.2(c)	Second Amendment to Credit Agreement, dated as of December 20, 2019, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(c)
10.2(d)	Third Amendment to Credit Agreement, dated as of April 27, 2020, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(d)
10.2(e)	Fourth Amendment to Credit Agreement, dated as of August 14, 2020, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as Administrative Agent	September 7, 2021, Form S-1, Exhibit 10.1(e)
10.3*	Employment Agreement, dated March 9, 2022, by and between First Watch Restaurants, Inc. and Christopher A. Tomasso	March 11, 2022, Form 8-K, Exhibit 10.1
10.4*	Employment Agreement, dated August 21, 2017, by and between First Watch Restaurants, Inc. and Laura Sorensen	September 7, 2021, Form S-1, Exhibit 10.4
10.6*	Letter Agreement, dated February 1, 2021, by and between First Watch Restaurants, Inc. and Kenneth L. Pendery, Jr.	September 7, 2021, Form S-1, Exhibit 10.8
10.7*	Letter Agreement, dated July 12, 2018, by and between First Watch Restaurants, Inc. and Mel Hope	March 23, 2022, Form 10-K, Exhibit 10.7
10.8*	First Watch Restaurant Group, Inc. 2017 Omnibus Equity Incentive Plan (formerly known as the AI Fresh Super Holdco, Inc. 2017 Omnibus Equity Incentive Plan)	September 7, 2021, Form S-1, Exhibit 10.3
10.9*	First Watch Restaurant Group, Inc. 2021 Equity Incentive Plan	March 23, 2022, Form 10-K, Exhibit 10.9
10.10*	Form of 2022 Stock Option Agreement	March 23, 2022, Form 10-K, Exhibit 10.10
10.11*	Form of 2023 Restricted Stock Unit Award Agreement	Filed herewith
10.12*	Form of Director and Officer Indemnification Agreement	September 7, 2021, Form S-1, Exhibit 10.7
10.13	Form of Restricted Unit Award Agreement for Directors	Filed herewith
21.1	List of subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	Furnished herewith
101
The financial information from First Watch Restaurant Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022, filed on March 7, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

Signature	Title	Date

/s/ Christopher A. Tomasso	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2023
Christopher A. Tomasso

/s/ Mel Hope	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2023
Mel Hope

/s/ Ralph Alvarez	Director and Chairman of the Board	March 7, 2023
Ralph Alvarez

/s/ Julie M.B. Bradley	Director	March 7, 2023
Julie M.B. Bradley

/s/ Tricia Glynn	Director	March 7, 2023
Tricia Glynn

/s/ Stephanie Lilak	Director	March 7, 2023
Stephanie Lilak

/s/ William Kussell	Director	March 7, 2023
William Kussell

/s/ Lisa Price	Director	March 7, 2023
Lisa Price

/s/ Michael White	Director	March 7, 2023
Michael White