Form 10-Q
period 2023-03-26
First Watch Restaurant Group, Inc.
filed 2023-05-02
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 59,364,409 shares of common stock as of April 28, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed herein, including under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors”, and in our Annual Report on Form 10-K as of and for the year ended December 25, 2022 (“2022 Form 10-K”), including under Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following: uncertainty regarding ongoing hostility between Russia and Ukraine and the related impact on macroeconomic conditions, including inflation, as a result of such conflict or other related events; our vulnerability to changes in economic conditions and consumer preferences; our inability to successfully open new restaurants or establish new markets; our inability to effectively manage our growth; adverse effects of the COVID-19 pandemic or other infectious diseases; potential negative impacts on sales at our and our franchisees’ restaurants as a result of our opening new restaurants; a decline in visitors to any of the retail centers, lifestyle centers, or entertainment centers where our restaurants are located; lower than expected same-restaurant sales growth; unsuccessful marketing programs and limited time new offerings; changes in the cost of food; unprofitability or closure of new restaurants or lower than previously experienced performance in existing restaurants; our inability to compete effectively for customers; unsuccessful financial performance of our franchisees; our limited control over our franchisees’ operations; our inability to maintain good relationships with our franchisees; conflicts of interest with our franchisees; the geographic concentration of our system-wide restaurant base in the southeast portion of the United States; damage to our reputation and negative publicity; our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media; our limited number of suppliers and distributors for several of our frequently used ingredients and shortages or disruptions in the supply or delivery of such ingredients; information technology system failures or breaches of our network security; our failure to comply with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection; our potential liability with our gift cards under the property laws of some states; our failure to enforce and maintain our trademarks and protect our other intellectual property; litigation with respect to intellectual property assets; our dependence on our executive officers and certain other key employees; our inability to identify, hire, train and retain qualified individuals for our workforce; our failure to obtain or to properly verify the employment eligibility of our employees; our failure to maintain our corporate culture as we grow; unionization activities among our employees; employment and labor law proceedings; labor shortages or increased labor costs or health care costs; risks associated with leasing property subject to long-term and non-cancelable leases; risks related to our sale of alcoholic beverages; costly and complex compliance with federal, state and local laws; changes in accounting principles applicable to us; our vulnerability to natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism; our inability to secure additional capital to support business growth; our level of indebtedness; failure to comply with covenants under our credit facility; and the interests of our majority stockholder may differ from those of public stockholders.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	MARCH 26, 2023	DECEMBER 25, 2022
Assets
Current assets:
Cash and cash equivalents	$54,416	$49,672
Restricted cash	251	251
Accounts receivable	3,828	6,164
Inventory	4,406	5,028
Prepaid expenses	6,673	5,800
Other current assets	585	373
Total current assets	70,159	67,288
Goodwill	345,219	345,219
Intangible assets, net	143,025	143,151
Operating lease right-of-use assets	355,500	352,373
Property, fixtures and equipment, net of accumulated depreciation of $154,303 and $145,720, respectively	199,889	195,117
Other long-term assets	1,260	1,298
Total assets	$1,115,052	$1,104,446
Liabilities and Equity
Current liabilities:
Accounts payable	$5,223	$7,590
Accrued liabilities	24,874	22,729
Accrued compensation and deferred payroll taxes	11,378	17,899
Deferred revenues	3,225	5,193
Current portion of operating lease liabilities	40,474	38,936
Current portion of long-term debt	5,627	6,257
Note payable	860	1,376
Total current liabilities	91,661	99,980
Operating lease liabilities	370,728	366,113
Long-term debt, net	93,410	94,668
Deferred income taxes	21,395	17,166
Other long-term liabilities	3,301	3,384
Total liabilities	580,495	581,311
Commitments and contingencies (Note 10)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,284,590 and 59,211,019 shares issued and outstanding at March 26, 2023 and December 25, 2022, respectively	593	592
Additional paid-in capital	622,736	620,675
Accumulated deficit	(88,772)	(98,132)
Total equity	534,557	523,135
Total liabilities and equity	$1,115,052	$1,104,446
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Revenues:
Restaurant sales	$207,968	$170,669
Franchise revenues	3,438	2,443
Total revenues	211,406	173,112
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	46,627	39,403
Labor and other related expenses	68,573	55,142
Other restaurant operating expenses	31,696	27,317
Occupancy expenses	15,934	14,383
Pre-opening expenses	1,036	985
General and administrative expenses	22,705	19,563
Depreciation and amortization	9,117	8,223
Impairments and loss on disposal of assets	134	79
Transaction expenses, net	253	257
Total operating costs and expenses	196,075	165,352
Income from operations	15,331	7,760
Interest expense	(1,907)	(1,006)
Other income, net	494	163
Income before income taxes	13,918	6,917
Income tax expense	(4,558)	(2,277)
Net income and total comprehensive income	$9,360	$4,640

Net income per common share - basic	$0.16	$0.08
Net income per common share - diluted	$0.15	$0.08
Weighted average number of common shares outstanding - basic	59,243,430	59,048,446
Weighted average number of common shares outstanding - diluted	60,597,729	59,983,150

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 25, 2022	59,211,019	$592	$620,675	$(98,132)	$523,135
Net income	—	—	—	9,360	9,360
Common stock issued under stock-based compensation plans, net	73,571	1	564	—	565
Stock-based compensation	—	—	1,497	—	1,497
Balance at March 26, 2023	59,284,590	$593	$622,736	$(88,772)	$534,557

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 26, 2021	59,048,446	$590	$608,878	$(105,039)	$504,429
Net income	—	—	—	4,640	4,640
Stock-based compensation	—	—	2,294	—	2,294
Balance at March 27, 2022	59,048,446	$590	$611,172	$(100,399)	$511,363

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Cash flows from operating activities:
Net income	$9,360	$4,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,117	8,223
Stock-based compensation	1,497	2,294
Non-cash operating lease costs	4,357	3,898
Deferred income taxes	4,229	2,046
Non-cash portion of gain on lease modifications	(116)	(62)
Amortization of debt discount and deferred issuance costs	110	112
Impairments and loss on disposal of assets	134	79
Gain on insurance proceeds	(154)	—
Changes in assets and liabilities:
Accounts receivable	2,336	1,423
Inventory	622	297
Prepaid expenses	(873)	(639)
Other assets, current and long-term	(174)	13
Accounts payable	(2,367)	(3,095)
Accrued liabilities	2,832	2,074
Accrued compensation and deferred payroll taxes, current and long-term	(6,521)	(9,230)
Deferred revenues, current and long-term	(2,031)	(1,602)
Operating lease liabilities	(1,215)	(2,482)
Net cash provided by operating activities	21,143	7,989
Cash flows from investing activities:
Insurance proceeds	154	—
Capital expenditures	(14,519)	(11,357)
Purchase of intangible assets	(76)	(101)
Net cash used in investing activities	(14,441)	(11,458)
Cash flows from financing activities:
Repayments of note payable	(516)	(1,045)
Proceeds from exercise of stock options, net of employee taxes paid	565	—
Repayments of long-term debt, including finance lease liabilities	(2,007)	(751)
Contingent consideration payment	—	(78)
Net cash used in financing activities	(1,958)	(1,874)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,744	(5,343)
Cash and cash equivalents and restricted cash:
Beginning of period	49,923	52,115
End of period	$54,667	$46,772
Supplemental cash flow information:
Cash paid for interest	$1,658	$952
Cash paid for income taxes, net of refunds	$67	$—
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$8,323	$10,330
Leased assets obtained in exchange for new finance lease liabilities	$9	$27
Remeasurements and terminations of operating lease assets and lease liabilities	$(955)	$(380)
Remeasurements and terminations of finance lease assets and lease liabilities	$—	$(91)
Decrease in liabilities from acquisition of property, fixtures and equipment	$(707)	$(350)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company’s operations and assets are in the United States. As of March 26, 2023, the Company operated 370 company-owned restaurants and had 114 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended March 26, 2023 and March 27, 2022 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 25, 2022 (“2022 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the 2022 Form 10-K and include all adjustments necessary for the fair statement of the consolidated financial statements for the quarterly periods presented. The results of operations for quarterly periods are not necessarily indicative of the results to be expected for other quarterly periods or the entire fiscal year.
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
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, note payable and other current liabilities approximate their fair values due to their short-term maturities.
Summary of Recently Issued Accounting Pronouncements
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	MARCH 26, 2023	DECEMBER 25, 2022
Deferred revenues:
Deferred gift card revenue	$2,909	$4,897
Deferred franchise fee revenue - current	316	296
Total current deferred revenues	$3,225	$5,193
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$2,409	$2,472
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022
Deferred gift card revenue:
Balance, beginning of period	$4,897	$4,410
Gift card sales	1,534	1,216
Gift card redemptions	(3,204)	(2,590)
Gift card breakage	(318)	(284)
Balance, end of period	$2,909	$2,752
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022
Deferred franchise fee revenue:
Balance, beginning of period	$2,768	$2,536
Cash received	34	120
Franchise revenues recognized	(77)	(64)
Balance, end of period	$2,725	$2,592
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022
Restaurant sales:
In-restaurant dining sales	$169,229	$132,892
Third-party delivery sales	22,314	21,026
Take-out sales	16,425	16,751
Total restaurant sales	$207,968	$170,669

Franchise revenues:
Royalty and system fund contributions	$3,361	$2,379
Initial fees	77	64
Total franchise revenues	$3,438	$2,443
Total revenues	$211,406	$173,112

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	MARCH 26, 2023	DECEMBER 25, 2022
Receivables from third-party delivery providers	$1,339	$974
Receivables from franchisees	1,388	1,076
Receivables from vendors	494	920
Receivables related to gift card sales	351	1,565
Other receivables	256	1,629
Total accounts receivable	$3,828	$6,164
5.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	MARCH 26, 2023	DECEMBER 25, 2022
Construction liabilities	$6,201	$6,908
Sales tax	4,675	3,791
Self-insurance and general liability reserves	2,413	1,529
Utilities	1,631	1,468
Interest payable	1,645	1,506
Credit card fees	1,260	1,043
Property tax	935	951
Contingent rent	679	811
Common area maintenance	654	680
Other	4,781	4,042
Total accrued liabilities	$24,874	$22,729

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Debt
Long-term debt, net consisted of the following:

	MARCH 26, 2023		DECEMBER 25, 2022
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$96,250	6.64%	$98,125	5.89%
Finance lease liabilities	1,310		1,433
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,573)		(1,683)
Total Debt, net	99,037		100,925
Less: Current portion of long-term debt	(5,627)		(6,257)
Long-term debt, net	$93,410		$94,668
Credit Facilities
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated as of October 6, 2021 (“Credit Agreement”), which provides for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Credit Facilities”). The Revolving Credit Facility was undrawn at March 26, 2023 and December 25, 2022. The Credit Facilities mature on October 6, 2026.
On February 24, 2023, the Company entered into the Amendment No. 1 to the Credit Agreement (the “Amendment”) to replace LIBO Rate (“LIBOR”) with a secured overnight financing rate (“SOFR”). All outstanding borrowings under the Credit Agreement continued to bear interest at LIBOR until March 27, 2023.
Effective March 27, 2023, borrowings under the Credit Facilities bear interest, at the option of FWR at either (i) the alternate base rate plus a margin of between 125 and 200 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 225 and 300 basis points depending on the Total Rent Adjusted Net Leverage Ratio.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The estimated fair value of the outstanding debt under the Credit Facilities was $94.8 million and $97.1 million at March 26, 2023 and December 25, 2022, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	MARCH 26, 2023	DECEMBER 25, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$355,500	$352,373
Finance lease assets	Property, fixtures and equipment, net	1,215	1,332
Total lease assets		$356,715	$353,705

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	40,474	38,936
Operating lease liabilities - non-current	Operating lease liabilities	370,728	366,113
Finance lease liabilities - current	Current portion of long-term debt	627	632
Finance lease liabilities - non-current	Long-term debt, net	683	801
Total lease liabilities		$412,512	$406,482
_____________
(1) Excludes all variable lease expense.
The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED
		MARCH 26, 2023	MARCH 27, 2022
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$12,969	$12,046
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	3,880	3,399
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	127	135
Interest on lease liabilities	Interest expense	26	37
Total lease expense (1)		$17,002	$15,617
_____________
(1) Includes contingent rent of $0.5 million and $0.4 million during the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively.
Supplemental cash flow information related to leases was as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$9,827	$10,630
Operating cash flows - finance leases	$26	$37
Financing cash flows - finance leases	$132	$126
Supplemental information related to leases was as follows:

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
Weighted-average remaining lease term (in years)
Operating leases	14.4	15.2
Finance leases	2.7	3.3
Weighted-average discount rate (1)
Operating leases	8.6%	8.9%
Finance leases	7.6%	7.8%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 26, 2023, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	Operating Leases	Finance Leases
Fiscal year
2023	$31,208	$497
2024	48,752	607
2025	50,834	236
2026	50,632	46
2027	50,033	35
Thereafter	514,274	22
Total future minimum lease payments (1)	745,733	1,443
Less: imputed interest	(334,531)	(133)
Total present value of lease liabilities	$411,202	$1,310
_____________
(1) Excludes approximately $52.1 million of executed operating leases that have not commenced as of March 26, 2023.
8. Stock-Based Compensation
Stock Option Awards
There were no stock options granted during the thirteen weeks ended March 26, 2023. A summary of stock option activity for the Company’s stock-based compensation plans during the thirteen weeks ended March 26, 2023 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 25, 2022	5,115,674	$10.12	$20,981	6.1
Exercised	(66,717)	$8.45	$503
Forfeited	(49,362)	$12.22
Outstanding, March 26, 2023	4,999,595	$10.12	$26,181	5.8

Exercisable, March 26, 2023	3,076,284	$9.56	$17,819	5.2

The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day.

A summary of the non-vested stock options for the Company’s stock-based compensation plans is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 25, 2022	2,324,316	$7.31
Vested	(351,643)	$6.53
Forfeited	(49,362)	$5.19
Nonvested, March 26, 2023	1,923,311	$7.51

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units
During the thirteen weeks ended March 26, 2023, a total of 507,702 restricted stock units (“RSU”) were granted, which will vest ratably over a period of three years from grant date. A summary of the Company’s RSU activity during the thirteen weeks ended March 26, 2023 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 25, 2022	38,311	$14.36	$544
Granted	507,702	$15.52
Vested	(6,854)	$14.59
Outstanding, March 26, 2023	539,159	$15.45	$8,276
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $15.35 and $14.21 on March 24, 2023 and December 23, 2022, the last trading days for the periods, respectively.
Stock-based compensation expense was $1.5 million and $2.3 million for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively.
Unrecognized stock-based compensation expense
As of March 26, 2023, the amount of stock-based compensation expense not yet recognized for stock option awards was approximately $7.9 million and will be recognized over a weighted-average period of approximately 1.3 years. The amount of stock-based compensation expense not yet recognized for RSUs was approximately $7.8 million and will be recognized over a weighted-average period of approximately 2.8 years.
9.    Income Taxes

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022
Income before income taxes	$13,918	$6,917
Income tax expense	$(4,558)	$(2,277)
Effective income tax rate	32.7%	32.9%
The effective income tax rate for the thirteen weeks ended March 26, 2023 was 32.7% as compared to 32.9% for the thirteen weeks ended March 27, 2022. The change in the effective income tax rates was primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets and (ii) the benefit of tax credits for FICA taxes on certain employees’ tips.
The effective income tax rates for the thirteen weeks ended March 26, 2023 and March 27, 2022 were different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) the impacts of executive stock-based compensation.
The Company evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s history of losses. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of March 26, 2023. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards, and various federal tax credit carryforwards.

The Company continues to monitor and evaluate the rationale for recording a valuation allowance for deferred tax assets. As the Company’s earnings increase and deferred tax assets are utilized, it is possible that a portion of the valuation allowance may no longer be needed. Release of any valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period any release is recorded. The exact timing and amount of any release is subject to change based on the level of profitability the Company is able to achieve.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of March 26, 2023. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses for the period during which such determination occurs.
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
11.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED
(in thousands, except share and per share data)	MARCH 26, 2023	MARCH 27, 2022
Numerator:
Net income	$9,360	$4,640
Denominator:
Weighted average common shares outstanding - basic	59,243,430	59,048,446
Weighted average common shares outstanding - diluted	60,597,729	59,983,150
Net income per common share - basic	$0.16	$0.08
Net income per common share - diluted	$0.15	$0.08
Stock option awards outstanding not included in diluted net income per common share as their effect is anti-dilutive	1,118,816	2,150,374
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock option awards outstanding and unvested as of the respective periods using the treasury method.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    Subsequent Events

On May 1, 2023, the Company acquired six restaurants, including franchise and development rights plus other associated assets from a franchisee for cash of $8.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements as of and for the fiscal year ended December 25, 2022 and notes included in our 2022 Form 10-K. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Form 10-Q and in our 2022 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of March 26, 2023, the Company had 370 company-owned restaurants and 114 franchise-owned restaurants.
Recent Developments

Financial highlights for the thirteen weeks ended March 26, 2023 (“first quarter of 2023”) as compared to the thirteen weeks ended March 27, 2022 (“first quarter of 2022”) reflected the continued momentum of our strong operating performance and include the following:

•Total revenues increased 22.1% to $211.4 million in the first quarter of 2023 from $173.1 million in the first quarter of 2022
•System-wide sales increased 23.6% to $264.7 million in the first quarter of 2023 from $214.1 million in the first quarter of 2022
•Same-restaurant sales growth of 12.9% (42.0% relative to the first quarter of 2019*)
•Same-restaurant traffic growth of 5.1% (11.7% relative to the first quarter of 2019*)
•Income from operations margin increased to 7.4% during the first quarter of 2023 from 4.5% in the first quarter of 2022
•Restaurant level operating profit margin** increased to 21.2% in the first quarter of 2023 from 19.6% in the first quarter of 2022
•Net income increased to $9.4 million, or $0.15 per diluted share, in the first quarter of 2023 from $4.6 million, or $0.08 per diluted share, in the first quarter of 2022
•Adjusted EBITDA** increased to $27.4 million in the first quarter of 2023 from $19.4 million in the first quarter of 2022
•Opened 10 system-wide restaurants in 7 states resulting in a total of 484 system-wide restaurants (370 company-owned and 114 franchise-owned) across 29 states
___________________
* Comparison to the thirteen weeks ended March 31, 2019 (“first quarter of 2019”) is presented for enhanced comparability due to the economic impact of COVID-19.
** See Non-GAAP Financial Measures Reconciliations section below.

Business Trends

First quarter 2023 same-restaurant sales growth was 12.9%, which was primarily driven by same-restaurant traffic growth of 5.1% and an in-restaurant menu price increase of 4.1% implemented in January 2023. The average price increase over the first quarter of 2022 was approximately 7.0%. Same-restaurant sales growth and same-restaurant traffic growth benefited early in the first quarter from a calendar shift as well as from favorable comparisons to the prior year period which was impacted by the Omicron variant of Covid-19. More formidable traffic comparisons in the last month of the first quarter of 2023 acted as a relative headwind, though absolute average weekly traffic counts were largely consistent throughout the entire first quarter of 2023 and remained significantly higher than pre-pandemic levels. In-restaurant dining room traffic continued to increase in the first quarter of 2023 while, similar to industry-wide trends, off-premises occasions declined.

Commodity inflation continued to decelerate, furthering a trend that began in the third and fourth quarters of 2022, and was 3.0% in the first quarter of 2023. Management estimates of near-term commodity inflation were considered in both the January 2023 menu price increase and the annual contracts that fixed the price for eggs and potatoes, which make up approximately 15.0% of our market basket. Other commodities are purchased based upon negotiated price ranges established with vendors and are subject to fixed prices or fixed formulas for 30-to-90 day periods. In 2023, we currently expect continued cost inflation for our entire market basket in the range of 2.0% to 4.0%.

Labor cost trends as a percentage of restaurant sales improved during the first quarter of 2023 compared to the last two quarters of 2022. During the first quarter of 2023, our operations team improved labor scheduling protocols and deployed analytical tools which align better with the growing traffic in our restaurants. During the first quarter of 2023, our restaurant-level hourly wage inflation approximated 11.0% and overall restaurant-level labor experienced approximately 9.0% inflation. In 2023, we currently expect restaurant-level hourly labor inflation of 9.0% to 11.0% with an overall restaurant-level labor inflation of 8.0% to 10.0%.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen weeks ended March 26, 2023 and March 27, 2022, there were 328 restaurants and 305 restaurants in our Comparable Restaurant Base, respectively. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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

Selected Operating Data

	THIRTEEN WEEKS ENDED
	MARCH 26, 2023	MARCH 27, 2022
System-wide sales (in thousands)	$264,719	$214,121
System-wide restaurants	484	441
Company-owned	370	346
Franchise-owned	114	95
Same-restaurant sales growth	12.9%	27.2%
Same-restaurant traffic growth	5.1%	21.9%
Income from operations (in thousands)	$15,331	$7,760
Income from operations margin	7.4%	4.5%
Restaurant level operating profit (in thousands) (1)	$44,102	$33,439
Restaurant level operating profit margin (1)	21.2%	19.6%
Net income (in thousands)	$9,360	$4,640
Net income margin	4.4%	2.7%
Adjusted EBITDA (in thousands) (2)	$27,413	$19,364
Adjusted EBITDA margin (2)	13.0%	11.2%
________________
(1) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures, to Restaurant level operating profit and Restaurant level operating profit margin, are set forth in the schedules within the Non-GAAP Financial Measures Reconciliations section below.
(2) Reconciliations from Net income and Net income margin, the most comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin, are set forth in the schedules within the Non-GAAP Financial Measures Reconciliations section below.

Same-Restaurant Sales Growth and Same-Restaurant Traffic Growth

Thirteen Weeks Ended	Same-Restaurant Sales Growth	Same-Restaurant Traffic Growth	Comparable Restaurant Base
March 26, 2023	12.9%	5.1%	328
March 27, 2022	27.2%	21.9%	305
March 28, 2021	14.1%	2.2%	270

Results of Operations
Thirteen Weeks Ended March 26, 2023 Compared to Thirteen Weeks Ended March 27, 2022
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen weeks ended March 26, 2023 and March 27, 2022:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023		MARCH 27, 2022
Revenues
Restaurant sales	$207,968	98.4%	$170,669	98.6%
Franchise revenues	3,438	1.6%	2,443	1.4%
Total revenues	$211,406	100.0%	$173,112	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	46,627	22.4%	39,403	23.1%
Labor and other related expenses	68,573	33.0%	55,142	32.3%
Other restaurant operating expenses	31,696	15.2%	27,317	16.0%
Occupancy expenses	15,934	7.7%	14,383	8.4%
Pre-opening expenses	1,036	0.5%	985	0.6%
General and administrative expenses	22,705	10.7%	19,563	11.3%
Depreciation and amortization	9,117	4.3%	8,223	4.8%
Impairments and loss on disposal of assets	134	0.1%	79	—%
Transaction expenses, net	253	0.1%	257	0.1%
Total operating costs and expenses	196,075	92.7%	165,352	95.5%
Income from operations (1)	15,331	7.4%	7,760	4.5%
Interest expense	(1,907)	(0.9)%	(1,006)	(0.6)%
Other income, net	494	0.2%	163	0.1%
Income before income taxes	13,918	6.6%	6,917	4.0%
Income tax expense	(4,558)	(2.2)%	(2,277)	(1.3)%
Net income and total comprehensive income	$9,360	4.4%	$4,640	2.7%
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Restaurant sales:
In-restaurant dining sales	$169,229	$132,892	27.3%
Third-party delivery sales	22,314	21,026	6.1%
Take-out sales	16,425	16,751	(1.9)%
Total Restaurant sales	$207,968	$170,669	21.9%

The increase in total restaurant sales during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily due to (i) same-restaurant sales growth of 12.9%, driven by same-restaurant traffic growth of 5.1% and the increase in average check per person, mainly due to the increase in menu prices, in addition to (ii) $24.0 million from restaurants not in the Comparable Restaurant Base, which included $14.9 million from our 27 NROs between March 27, 2022 and March 26, 2023.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Franchise revenues:
Royalty and system fund contributions	$3,361	$2,379	41.3%
Initial fees	77	64	20.3%
Total Franchise revenues	$3,438	$2,443	40.7%
The increase in franchise revenues during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily driven by (i) the increase in sales from franchise-owned restaurants and (ii) $0.4 million from the 19 Franchise-owned NROs between March 27, 2022 and March 26, 2023.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Food and beverage costs	$46,627	$39,403	18.3%
As a percentage of restaurant sales	22.4%	23.1%	(0.7)%

Food and beverage costs as a percent of restaurant sales decreased during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year primarily due to (i) the decrease in price for pork and avocados and (ii) the increase in menu prices.
Food and beverage costs increased during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year primarily as a result of (i) the increase in restaurant sales and (ii) 27 NROs between March 27, 2022 and March 26, 2023. This was partially offset by the decrease in price for pork and avocados.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Labor and other related expenses	$68,573	$55,142	24.4%
As a percentage of restaurant sales	33.0%	32.3%	0.7%
Labor and other related expenses as a percentage of restaurant sales increased during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year primarily as a result of investments in labor, including increases in wages and staffing levels. This was partially offset by sales leverage driven by the increase in restaurant sales.

The increase in labor and other related expenses during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily due to (i) investments in labor, including increases in wages and staffing levels, as well as (ii) 27 NROs between March 27, 2022 and March 26, 2023.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Other restaurant operating expenses	$31,696	$27,317	16.0%
As a percentage of restaurant sales	15.2%	16.0%	(0.8)%
Other restaurant operating expenses as a percentage of restaurant sales during the thirteen weeks ended March 26, 2023 was lower than the same period in the prior year primarily due to (i) leveraging the increase in restaurant sales and (ii) the increase in menu prices.
The increase in other restaurant operating expenses during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was mainly due to (i) the increase in restaurant sales and (ii) 27 NROs between March 27, 2022 and March 26, 2023.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Occupancy expenses	$15,934	$14,383	10.8%
As a percentage of restaurant sales	7.7%	8.4%	(0.7)%
As a percentage of restaurant sales, the decrease in occupancy expenses for the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily due to leveraging the increase in restaurant sales.
The increase in occupancy expenses during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Pre-opening expenses	$1,036	$985	5.2%
The increase in pre-opening expenses during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily due to the increase in wages and pre-opening rent expense.

General and Administrative Expenses

General and administrative expenses primarily consist of costs associated with our corporate and administrative functions that support restaurant development and operations including marketing and advertising costs incurred as well as legal fees, professional fees, stock-based compensation and expenses associated with being a public company, including costs associated with our compliance with the Sarbanes-Oxley Act. General and administrative expenses are impacted by changes in our employee headcount and costs related to strategic and growth initiatives.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
General and administrative expenses	$22,705	$19,563	16.1%
The increase in general and administrative expenses during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was mainly due to (i) $2.8 million in compensation expense from wage increases and additional employee headcount to support growth, (ii) $0.5 million of fees associated with investments in technology initiatives and (iii) $0.4 million of professional service costs incurred in connection with the Delaware Voluntary Disclosure Agreement Program related to unclaimed or abandoned property. This was partially offset by the decrease in stock-based compensation of $0.8 million mainly due to the accelerated recognition method for certain stock option grants, net of the stock-based compensation expense recognized for stock-based awards issued during the thirteen weeks ended March 27, 2022 and March 26, 2023.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights. Franchise rights includes rights which arose from the purchase price allocation in connection with the merger agreement through which the Company was acquired by funds affiliated with or managed by Advent International Corporation in August 2017, as well as reacquired rights from our acquisitions of franchise-owned restaurants.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Depreciation and amortization	$9,117	$8,223	10.9%
The increase in depreciation and amortization during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily due to incremental depreciation of capital expenditures associated with NROs.

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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Transaction expenses, net	$253	$257	n/m (1)
____________
(1) Not meaningful.
During the thirteen weeks ended March 26, 2023, Transaction expenses, net primarily included costs incurred in connection with the acquisition of certain franchise-owned restaurants, which was partially offset by the gain recognized from the lease modification of one company-owned restaurant.
During the thirteen weeks ended March 27, 2022, Transaction expenses, net included a termination fee in connection with the closure of one company-owned restaurant.
Income from Operations

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Income from operations	$15,331	$7,760	97.6%
As a percentage of restaurant sales	7.4%	4.5%	2.9%
Income from operations margin increased during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year primarily due to (i) leveraging restaurant sales and (ii) menu price increases. This increase was partially offset by (i) the increase in restaurant-level wages and staffing and (ii) the increase in general and administrative expenses mainly due to wage increases and additional employee headcount to support growth.
Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Interest expense	$1,907	$1,006	89.6%

The increase in interest expense during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily due to higher interest rates.

Other Income, Net

Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Other income, net	$494	$163	n/m (1)
____________
(1) Not meaningful.

The increase in Other income, net during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year was primarily due to (i) insurance recoveries, net of costs incurred, in connection with Hurricane Ian and (ii) the increase in interest income.
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Income tax expense	$(4,558)	$(2,277)	100.2%
___________
(1) Not meaningful.

The effective income tax rate for the thirteen weeks ended March 26, 2023 was 32.7% as compared to 32.9% for the thirteen weeks ended March 27, 2022. The change in the effective income tax rates was primarily due to (i) the change in the valuation allowance for federal and state deferred tax assets and (ii) the benefit of tax credits for FICA taxes on certain employees’ tips.

Net Income

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Net income	$9,360	$4,640	101.7%
As a percentage of total revenues	4.4%	2.7%	1.7%
___________
(1) Not meaningful.

Net income and Net income margin during the thirteen weeks ended March 26, 2023 increased as compared to the same period in the prior year primarily due to the increase in income from operations. This was partially offset by the increase in interest expense and income tax expense.
Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Restaurant level operating profit	$44,102	$33,439	31.9%
Restaurant level operating profit margin	21.2%	19.6%	1.6%

Restaurant level operating profit margin during the thirteen weeks ended March 26, 2023 increased as compared to the same period in the prior year primarily due to (i) leveraging restaurant sales, (ii) menu price increases and (iii) lower prices for pork and avocados. This was partially offset by the increase in wages and staffing levels.

Restaurant level operating profit for the thirteen weeks ended March 26, 2023 increased as compared to the same period in the prior year primarily due to (i) same-restaurant sales growth of 12.9%, driven by same-restaurant traffic growth of 5.1% and the increase in average check per person, mainly due to the increase in menu prices, as well as (ii) 27 NROs between March 27, 2022 and March 26, 2023. This was partially offset by the increase in wages and staffing levels.

Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022	Change
Adjusted EBITDA	$27,413	$19,364	41.6%
Adjusted EBITDA margin	13.0%	11.2%	1.8%
Adjusted EBITDA and Adjusted EBITDA margin increased during the thirteen weeks ended March 26, 2023 as compared to the same period in the prior year primarily due to the increase in restaurant level operating profit. This was partially offset by the increase in general and administrative expenses mainly due to wage increases and additional employee headcount to support our growth.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022
Net income	$9,360	$4,640
Depreciation and amortization	9,117	8,223
Interest expense	1,907	1,006
Income taxes	4,558	2,277
EBITDA	24,942	16,146
Strategic costs (1)	305	450
Stock-based compensation (2)	1,497	2,294
Delaware Voluntary Disclosure Agreement Program (3)	367	—
Transaction expenses, net (4)	253	257
Insurance proceeds in connection with natural disasters, net (5)	(141)	—
Impairments and loss on disposal of assets (6)	134	79
Recruiting and relocation costs (7)	30	76
Severance costs (8)	26	62
Adjusted EBITDA	$27,413	$19,364

Total revenues	$211,406	$173,112
Net income margin	4.4%	2.7%
Adjusted EBITDA margin	13.0%	11.2%

Additional information
Deferred rent expense (9)	$584	$580
_____________________________
(1) Represents costs related to process improvements and strategic initiatives. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(2) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(3) Represents professional service costs incurred in connection with the Delaware Voluntary Disclosure Agreement Program related to unclaimed or abandoned property. These costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(4) Represents costs incurred in connection with the acquisition of franchise-owned restaurants. In 2022, represents a termination fee in connection with the closure of one company-owned restaurant.
(5) Represents insurance recoveries, net of costs incurred, in connection with Hurricane Ian, which were recorded in Other income, net on the Consolidated Statements of Operations and Comprehensive Income.
(6) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(7) Represents costs incurred for hiring qualified individuals. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(8) Severance costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(9) Represents the non-cash portion of straight-line rent expense recorded within both Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022
Income from operations	$15,331	$7,760
Less: Franchise revenues	(3,438)	(2,443)
Add:
General and administrative expenses	22,705	19,563
Depreciation and amortization	9,117	8,223
Transaction expenses, net (1)	253	257
Impairments and loss on disposal of assets (2)	134	79
Restaurant level operating profit	$44,102	33,439

Restaurant sales	$207,968	$170,669
Income from operations margin	7.4%	4.5%
Restaurant level operating profit margin	21.2%	19.6%

Additional information
Deferred rent expense (3)	$534	$530
_____________________________
(1) Represents costs incurred in connection with the acquisition of certain franchise-owned restaurants. In 2022, represents a termination fee in connection with the closure of one company-owned restaurant.
(2) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(3) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources

Liquidity

As of March 26, 2023, we had cash and cash equivalents of $54.4 million and we had outstanding borrowings, under the term loan A facility of $96.3 million, excluding unamortized debt issuance costs and deferred issuance costs. We had availability under our undrawn revolving credit facility of $75.0 million pursuant to our credit agreement dated as of October 6, 2021 (the “Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low because our restaurants store very little inventory and our customers pay for their purchases at the time of the sale which frequently precedes our payment terms with suppliers.

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
Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended March 26, 2023 and March 27, 2022:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 26, 2023	MARCH 27, 2022
Cash provided by operating activities	$21,143	$7,989
Cash used in investing activities	(14,441)	(11,458)
Cash used in financing activities	(1,958)	(1,874)
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,744	$(5,343)
Cash provided by operating activities during the thirteen weeks ended March 26, 2023 increased to $21.1 million from $8.0 million during the thirteen weeks ended March 27, 2022 primarily due to (i) the increase in net income of $4.7 million, (ii) the impact of non-cash charges of $2.6 million and (iii) the net change in operating assets and liabilities of $5.9 million. The increase in the non-cash charges was primarily driven by the change in deferred income taxes. The net change in operating assets and liabilities of $5.9 million was primarily driven by (i) the payment in December 2022 of payroll taxes deferred in 2020 in connection with the Coronavirus, Aid, Relief and Economic Security Act and (ii) the timing of operational payments.
Cash used in investing activities increased to $14.4 million during the thirteen weeks ended March 26, 2023 from $11.5 million during the thirteen weeks ended March 27, 2022 primarily as a result of the increase in capital expenditures to support our restaurant growth.
Cash flows used in financing activities increased to $2.0 million during the thirteen weeks ended March 26, 2023 from $1.9 million during the thirteen weeks ended March 27, 2022 primarily as a result of higher principal repayments of debt, partially offset by (i) lower repayments on the note payable entered into in October 2022 and (ii) proceeds from the exercise of stock options, net of employee taxes paid.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the accompanying unaudited interim consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of these unaudited interim consolidated financial statements and related notes requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry and information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. There have been no significant changes to our critical accounting policies as disclosed in “Critical Accounting Estimates” in the 2022 Form 10-K.
Recently Issued Accounting Pronouncements
For a discussion of any recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited interim consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as disclosed in the 2022 Form 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting, which were previously identified and disclosed in connection with our initial public offering and in our periodic reports filed with the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2022 Form 10-K filed with SEC on March 7, 2023 for a discussion of the material weaknesses that continue to exist as of March 26, 2023.

Remediation Efforts

We have taken certain measures to remediate the previously identified material weaknesses, including the following:

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

Changes in Internal Control over Financial Reporting

As described above in the “Remediation Efforts” section, there were changes during the fiscal quarter ended March 26, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings

We are involved in various claims and legal actions that arise in the ordinary course of business. We currently do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows. See Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited interim consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors,” in our 2022 Form 10-K which could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our 2022 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information

None.

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
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the first fiscal quarter ended March 26, 2023, filed on May 2, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2023.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)