Form 10-Q
period 2023-06-25
First Watch Restaurant Group, Inc.
filed 2023-08-01
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 59,523,950 shares of common stock as of July 28, 2023.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	JUNE 25, 2023	DECEMBER 25, 2022
Assets
Current assets:
Cash and cash equivalents	$66,765	$49,672
Restricted cash	326	251
Accounts receivable	4,466	6,164
Inventory	4,887	5,028
Prepaid expenses	5,893	5,800
Derivative assets	724	—
Other current assets	1,982	373
Total current assets	85,043	67,288
Goodwill	350,491	345,219
Intangible assets, net	144,083	143,151
Operating lease right-of-use assets	369,587	352,373
Property, fixtures and equipment, net of accumulated depreciation of $162,238 and $145,720, respectively	212,182	195,117
Other long-term assets	1,232	1,298
Total assets	$1,162,618	$1,104,446
Liabilities and Equity
Current liabilities:
Accounts payable	$5,514	$7,590
Accrued liabilities	32,321	22,729
Accrued compensation	20,895	17,899
Deferred revenues	3,472	5,193
Current portion of operating lease liabilities	39,734	38,936
Current portion of long-term debt	6,881	6,257
Note payable	344	1,376
Total current liabilities	109,161	99,980
Operating lease liabilities	387,868	366,113
Long-term debt, net	92,174	94,668
Deferred income taxes	23,040	17,166
Derivative liabilities	884	—
Other long-term liabilities	3,654	3,384
Total liabilities	616,781	581,311
Commitments and contingencies (Note 12)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,463,950 and 59,211,019 shares issued and outstanding at June 25, 2023 and December 25, 2022, respectively	594	592
Additional paid-in capital	626,216	620,675
Accumulated deficit	(80,813)	(98,132)
Accumulated other comprehensive loss	(160)	—
Total equity	545,837	523,135
Total liabilities and equity	$1,162,618	$1,104,446
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Revenues:
Restaurant sales	$212,587	$181,682	$420,555	$352,351
Franchise revenues	3,713	2,771	7,151	5,214
Total revenues	216,300	184,453	427,706	357,565
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	47,692	45,219	94,319	84,622
Labor and other related expenses	70,602	58,687	139,175	113,829
Other restaurant operating expenses	32,182	28,759	63,878	56,076
Occupancy expenses	16,461	14,844	32,395	29,227
Pre-opening expenses	1,252	1,094	2,288	2,079
General and administrative expenses	25,284	21,942	47,989	41,505
Depreciation and amortization	9,441	8,400	18,558	16,623
Impairments and loss on disposal of assets	299	155	433	234
Transaction expenses, net	1,744	300	1,997	557
Total operating costs and expenses	204,957	179,400	401,032	344,752
Income from operations	11,343	5,053	26,674	12,813
Interest expense	(2,037)	(1,126)	(3,944)	(2,132)
Other income, net	685	116	1,179	279
Income before income taxes	9,991	4,043	23,909	10,960
Income tax expense	(2,032)	(1,336)	(6,590)	(3,613)
Net income	$7,959	$2,707	$17,319	$7,347

Net income	$7,959	$2,707	$17,319	$7,347
Other comprehensive loss:
Unrealized loss on derivatives, net of tax	(160)	—	(160)	—
Comprehensive income	$7,799	$2,707	$17,159	$7,347

Net income per common share - basic	$0.13	$0.05	$0.29	$0.12
Net income per common share - diluted	$0.13	$0.05	$0.28	$0.12
Weighted average number of common shares outstanding - basic	59,385,510	59,057,991	59,314,470	59,053,219
Weighted average number of common shares outstanding - diluted	60,944,836	59,888,029	60,770,441	59,933,003

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at March 26, 2023	59,284,590	$593	$622,736	$(88,772)	$—	$534,557
Net income	—	—	—	7,959	—	7,959
Stock-based compensation	—	—	2,125	—	—	2,125
Common stock issued under stock-based compensation plans, net	179,360	1	1,355	—	—	1,356
Other comprehensive loss	—	—	—	—	(160)	(160)
Balance at June 25, 2023	59,463,950	$594	$626,216	$(80,813)	$(160)	$545,837

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 25, 2022	59,211,019	$592	$620,675	$(98,132)	$—	$523,135
Net income	—	—	—	17,319	—	17,319
Stock-based compensation	—	—	3,622	—	—	3,622
Common stock issued under stock-based compensation plans, net	252,931	2	1,919	—	—	1,921
Other comprehensive loss	—	—	—	—	(160)	(160)
Balance at June 25, 2023	59,463,950	$594	$626,216	$(80,813)	$(160)	$545,837

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 27, 2022	59,048,446	$590	$611,172	$(100,399)	$511,363
Net income	—	—	—	2,707	2,707
Stock-based compensation	—	—	2,808	—	2,808
Common stock issued under stock-based compensation plans, net	27,116	1	243	—	244
Balance at June 26, 2022	59,075,562	$591	$614,223	$(97,692)	$517,122

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 26, 2021	59,048,446	$590	$608,878	$(105,039)	$504,429
Net income	—	—	—	7,347	7,347
Stock-based compensation	—	—	5,102	—	5,102
Common stock issued under stock-based compensation plans, net	27,116	1	243	—	244
Balance at June 26, 2022	59,075,562	$591	$614,223	$(97,692)	$517,122

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022
Cash flows from operating activities:
Net income	$17,319	$7,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,558	16,623
Stock-based compensation	3,622	5,102
Non-cash operating lease costs	8,994	7,730
Non-cash portion of gain on lease modifications	(123)	(62)
Deferred income taxes	5,874	3,166
Amortization of debt discount and deferred issuance costs	221	223
Impairments and loss on disposal of assets	433	234
Gain on insurance proceeds	(601)	—
Changes in assets and liabilities:
Accounts receivable	1,698	581
Inventory	198	57
Prepaid expenses	(92)	135
Other assets, current and long-term	(1,539)	(1,376)
Accounts payable	(2,076)	(4,074)
Accrued liabilities and other long-term liabilities	5,821	3,636
Accrued compensation and deferred payroll taxes	2,996	(2,223)
Deferred revenues, current and long-term	(1,920)	(1,504)
Operating lease liabilities	(3,800)	(3,783)
Net cash provided by operating activities	55,583	31,812
Cash flows from investing activities:
Capital expenditures	(29,677)	(26,566)
Acquisitions, net of cash acquired	(8,018)	—
Purchase of intangible assets	(76)	(379)
Insurance proceeds	601	—
Net cash used in investing activities	(37,170)	(26,945)
Cash flows from financing activities:
Repayments of note payable	(1,032)	(1,829)
Repayments of long-term debt, including finance lease liabilities	(2,134)	(1,502)
Proceeds from exercise of stock options, net of employee taxes paid	1,921	244
Contingent consideration payment	—	(78)
Net cash used in financing activities	(1,245)	(3,165)
Net increase in cash and cash equivalents and restricted cash	17,168	1,702
Cash and cash equivalents and restricted cash:
Beginning of period	49,923	52,115
End of period	$67,091	$53,817
Supplemental cash flow information:
Cash paid for interest	$3,421	$1,996
Cash paid for income taxes, net of refunds	$982	$593
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$27,627	$27,216
Leased assets obtained in exchange for new finance lease liabilities	$62	$50
Remeasurements and terminations of operating lease assets and lease liabilities	$(1,212)	$(746)
Remeasurements and terminations of finance lease assets and lease liabilities	$(19)	$(135)
Increase in liabilities from acquisition of property, fixtures and equipment	$4,010	$2,221

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of June 25, 2023, the Company operated 381 company-owned restaurants and 111 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended June 25, 2023 and June 26, 2022 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 25, 2022 (“2022 Form 10‑K”).
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

Interest Rate Swaps

As an element of the Company’s interest rate risk management strategy, Management uses interest rate swaps. The intent of these instruments is to reduce cash flow exposure to variability in expected future interest rates on the Company’s debt. Management has elected to designate and qualify the interest rate swaps as cash flow hedges. As such, the instruments are recorded on the balance sheet at fair value. Thereafter, gains or losses on the instruments are recognized in equity as changes to Other Comprehensive Income and subsequently reclassified into earnings at the time of the Company’s debt- interest payments.

Summary of Recently Issued Accounting Pronouncements
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Business Acquisition
On May 1, 2023, the Company acquired substantially all of the assets of six franchise-owned restaurants for approximately $8.2 million in cash. Transaction costs of $0.3 million were expensed as incurred and the Company recognized $0.1 million of deferred franchise revenues as a result of terminating the pre-existing franchise agreements. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

(in thousands)

Cash	$9
Inventory	$57
Prepaid rent and other assets	$67
Property, fixtures and equipment	$1,840
Reacquired rights	$1,342
Goodwill (primarily expected synergies and assembled workforce; tax deductible)	$5,272
Unfavorable leasehold positions, net	$(330)
Gift card liabilities assumed	$(80)

Revenues of $1.8 million and net income of $0.3 million realized in the acquired restaurants since the date of the acquisition are included in the accompanying unaudited interim consolidated financial statements. The fair values set forth above are based on preliminary valuations and are subject to adjustment as additional information is available.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	JUNE 25, 2023	DECEMBER 25, 2022
Deferred revenues:
Deferred gift card revenue	$3,154	$4,897
Deferred franchise fee revenue - current	318	296
Total current deferred revenues	$3,472	$5,193
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$2,354	$2,472
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Deferred gift card revenue:
Balance, beginning of period	$2,909	$2,752	$4,897	$4,410
Gift card sales	3,027	2,362	4,561	3,578
Gift card redemptions	(2,601)	(2,089)	(5,805)	(4,679)
Gift card breakage	(261)	(220)	(579)	(504)
Gift card liabilities assumed through acquisitions	80	—	80	—
Balance, end of period	$3,154	$2,805	$3,154	$2,805
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Deferred franchise fee revenue:
Balance, beginning of period	$2,725	$2,592	$2,768	$2,536
Cash received	105	110	139	230
Franchise revenues recognized	(80)	(65)	(157)	(129)
Business combinations - franchise revenues recognized	(78)	—	(78)	—
Balance, end of period	$2,672	$2,637	$2,672	$2,637
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Restaurant sales:
In-restaurant dining sales	$174,352	$144,839	$343,581	$277,731
Third-party delivery sales	21,440	19,829	43,754	40,855
Take-out sales	16,795	17,014	33,220	33,765
Total restaurant sales	$212,587	$181,682	$420,555	$352,351

Franchise revenues:
Royalty and system fund contributions	$3,555	$2,706	$6,916	$5,085
Initial fees	158	65	235	129
Total franchise revenues	$3,713	$2,771	$7,151	$5,214
Total revenues	$216,300	$184,453	$427,706	$357,565

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	JUNE 25, 2023	DECEMBER 25, 2022
Receivables from third-party delivery providers	$1,334	$974
Receivables from franchisees	1,401	1,076
Receivables from vendors	1,086	920
Receivables related to gift card sales	581	1,565
Other receivables	64	1,629
Total accounts receivable	$4,466	$6,164
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	JUNE 25, 2023	DECEMBER 25, 2022
Construction liabilities	$10,918	$6,908
Sales tax	4,472	3,791
Self-insurance and general liability reserves	2,385	1,529
Utilities	1,632	1,468
Interest payable	1,808	1,506
Credit card fees	1,228	1,043
Property tax	1,122	951
Contingent rent	769	811
Common area maintenance	803	680
Other	7,184	4,042
Total accrued liabilities	$32,321	$22,729

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt
Long-term debt, net consisted of the following:

	JUNE 25, 2023		DECEMBER 25, 2022
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$96,250	7.25%	$98,125	5.89%
Finance lease liabilities	1,217		1,433
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,462)		(1,683)
Total Debt, net	99,055		100,925
Less: Current portion of long-term debt	(6,881)		(6,257)
Long-term debt, net	$92,174		$94,668
Credit Facilities
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated as of October 6, 2021 (“Credit Agreement”), which provides for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Credit Facilities”). The Revolving Credit Facility was undrawn at June 25, 2023 and December 25, 2022. The Credit Facilities mature on October 6, 2026.
On February 24, 2023, the Company entered into the Amendment No. 1 to the Credit Agreement (the “Amendment”) to replace LIBO Rate (“LIBOR”) with a secured overnight financing rate (“SOFR”). All outstanding borrowings under the Credit Agreement continued to bear interest at LIBOR until March 27, 2023.
Effective March 27, 2023, borrowings under the Credit Facilities bear interest, at the option of FWR at either (i) the alternate base rate plus a margin of between 125 and 200 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 225 and 300 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 8, Interest Rate Swaps, for information about the variable-to-fixed interest rate swap agreements entered into in June 2023.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The estimated fair value of the outstanding debt under the Credit Facilities was $96.0 million and $97.1 million at June 25, 2023 and December 25, 2022, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Interest Rate Swaps

On June 23, 2023, the Company entered into variable-to-fixed interest rate swaps to hedge a portion of the cash flows of the Company’s variable rate debt. The interest rate swaps have an aggregate notional amount of $90.0 million and mature on October 6, 2026. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month SOFR rate.

The fair value measurement of the interest rate swaps was based on the contractual terms and used observable market-based inputs. The interest rate swaps were valued using a discounted cash flow analysis on the expected cash flows using observable inputs including interest rate curves and credit spreads. Although the majority of the inputs used to value the instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the counterparties. The Company has determined that the impact of the credit valuation adjustments was not significant to the overall valuation. As a result, the derivative was classified as Level 2 of the fair value hierarchy.

Amounts reported in Other comprehensive income related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that $0.9 million will be reclassified as a reduction to interest expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	JUNE 25, 2023	DECEMBER 25, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$369,587	$352,373
Finance lease assets	Property, fixtures and equipment, net	1,126	1,332
Total lease assets		$370,713	$353,705

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	$39,734	$38,936
Operating lease liabilities - non-current	Operating lease liabilities	387,868	366,113
Finance lease liabilities - current	Current portion of long-term debt	631	632
Finance lease liabilities - non-current	Long-term debt, net	586	801
Total lease liabilities		$428,819	$406,482
_____________
(1) Excludes all variable lease expense.
The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
		JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$13,472	$12,130	$26,441	$24,176
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	4,126	3,594	8,006	6,993
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	127	132	254	267
Interest on lease liabilities	Interest expense	26	39	52	76
Total lease expense (1)		$17,751	$15,895	$34,753	$31,512
_____________
(1) Includes contingent rent expense of $0.5 million and $0.4 million during the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively, and $0.9 million and $0.8 million during the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively.

Supplemental cash flow information related to leases was as follows:

	TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$21,247	$20,229
Operating cash flows - finance leases	$52	$76
Financing cash flows - finance leases	$259	$252

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental information related to leases was as follows:

	TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022
Weighted-average remaining lease term (in years)
Operating leases	14.2	15.0
Finance leases	2.6	3.1
Weighted-average discount rate (1)
Operating leases	8.5%	8.7%
Finance leases	7.4%	7.8%
____________
(1) Based on the Company’s incremental borrowing rate.
As of June 25, 2023, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2023	$20,647	$351
2024	47,853	603
2025	53,407	244
2026	52,971	55
2027	52,158	43
Thereafter	541,589	41
Total future minimum lease payments (1)	768,625	1,337
Less: imputed interest	(341,023)	(120)
Total present value of lease liabilities	$427,602	$1,217
_____________
(1) Excludes approximately $83.8 million of executed operating leases that have not commenced as of June 25, 2023.
10. Equity and Stock-Based Compensation
Equity Transactions
During the thirteen weeks ended June 25, 2023, funds managed by the Company’s majority owner, Advent International Corporation, sold 3,500,000 and 3,000,000 shares of the Company’s common stock through underwritten secondary public offerings that were completed on May 18, 2023 and June 13, 2023, respectively (the “Secondary Offerings”). The selling stockholders sold an additional 525,000 and 450,000 shares of common stock on May 18, 2023 and July 3, 2023, respectively, pursuant to the terms of the underwriter’s option associated with each Secondary Offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $1.0 million of costs that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option awards
There were no stock option awards granted under the 2021 Equity Plan during the twenty-six weeks ended June 25, 2023. A summary of stock option activity during the twenty-six weeks ended June 25, 2023 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 25, 2022	5,115,674	$10.12	$20,981	6.1
Exercised	(224,620)	$8.93
Forfeited	(51,454)	$12.45
Outstanding, June 25, 2023	4,839,600	$10.15	$28,820	5.6

Exercisable, June 25, 2023	2,966,385	$9.63	$19,187	5.1
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the non-vested stock option activity during the twenty-six weeks ended June 25, 2023 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 25, 2022	2,324,316	$7.31
Vested	(399,647)	$5.95
Forfeited	(51,454)	$5.37
Nonvested, June 25, 2023	1,873,215	$7.65

Restricted stock units
A summary of activity for restricted stock units during the twenty-six weeks ended June 25, 2023 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 25, 2022	38,311	$14.36	$544
Granted	532,700	$15.64
Vested	(38,311)	$14.36
Forfeited	(1,288)	$15.52
Outstanding, June 25, 2023	531,412	$15.64	$8,556

The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $16.10 and $14.21 on June 23, 2023 and December 23, 2022, the last trading days for the periods, respectively.

Stock-based compensation expense was $2.1 million and $3.6 million during the thirteen and twenty-six weeks ended June 25, 2023, respectively. Stock-based compensation expense was $2.8 million and $5.1 million during the thirteen and twenty-six weeks ended June 26, 2022, respectively.

The total related income tax benefit for stock-based compensation expense was $0.4 million and $0.6 million during the thirteen and twenty-six weeks ended June 25, 2023, respectively. The total related income tax benefit for stock-based compensation expense was less than $0.1 million during the thirteen and twenty-six weeks ended June 26, 2022.

Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of June 25, 2023:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$6,346	1.1
Restricted stock units	$7,497	1.7
11.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Income before income taxes	$9,991	$4,043	$23,909	$10,960
Income tax expense	$(2,032)	$(1,336)	$(6,590)	$(3,613)
Effective income tax rate	20.3%	33.0%	27.6%	33.0%

The change in the effective income tax rates for the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to (i) the change in the valuation allowance for federal deferred tax assets, (ii) a decrease in the valuation allowance for state net operating loss carryforwards, (iii) the benefit of tax credits for FICA

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

taxes on certain employees’ tips, (iv) impacts of executive stock-based compensation and (v) non-deductible costs associated with the Secondary Offerings.
The effective income tax rates for the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022 were different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance for federal deferred tax assets, (ii) a decrease in the valuation allowance for state net operating loss carryforwards, (iii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iv) impacts of executive stock-based compensation and (v) non-deductible costs associated with the Secondary Offerings.
Valuation allowance
Management evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s earnings history. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of June 25, 2023. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards and various federal tax credit carryforwards.

Management continues to monitor and evaluate the rationale for recording a valuation allowance for deferred tax assets. As the Company’s future taxable earnings increase and deferred tax assets are utilized, it is possible that a portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period of the release. The timing and amount of any release related to future taxable income is currently indeterminable. During the thirteen weeks ended June 25, 2023, a release of the valuation allowance related to certain state loss carryforwards decreased income tax expense by approximately $1.0 million.
12.    Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of June 25, 2023. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.

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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except share and per share data)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Numerator:
Net income	$7,959	$2,707	$17,319	$7,347
Denominator:
Weighted average common shares outstanding - basic	59,385,510	59,057,991	59,314,470	59,053,219
Weighted average common shares outstanding - diluted	60,944,836	59,888,029	60,770,441	59,933,003
Net income per common share - basic	$0.13	$0.05	$0.29	$0.12
Net income per common share - diluted	$0.13	$0.05	$0.28	$0.12
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	1,005,061	2,213,408	1,005,359	1,567,102
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	9,065	11,185	4,533	—
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock option awards outstanding and unvested as of the respective periods using the treasury method.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    Subsequent Events

On June 26, 2023, the Company acquired five restaurants, including franchise and development rights plus other associated assets from a franchisee for cash of $8.6 million.

On June 30, 2023, the Company executed an asset purchase agreement to acquire from a franchisee six operating restaurants and one restaurant under development, together with other associated assets, including, but not limited to, franchise and development rights for cash of approximately $13.9 million. The close date of the sale is subject to the satisfaction of certain customary closing conditions set forth in the asset purchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and notes included in our 2022 Form 10-K. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in our 2022 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. In 2023, First Watch was named the top restaurant brand in Yelp’s inaugural list of the top 50 most-loved brands in the U.S. and in 2022, First Watch was recognized with ADP’s coveted Culture at Work Award and named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute. The Company is majority owned by Advent International Corporation, one of the world’s largest private-equity firms. The Company’s common stock trades on Nasdaq under the ticker symbol “FWRG.”

The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of June 25, 2023, the Company had 381 company-owned restaurants and 111 franchise-owned restaurants.
Recent Developments

Financial highlights for the thirteen weeks ended June 25, 2023 (“second quarter of 2023”) as compared to the thirteen weeks ended June 26, 2022 (“second quarter of 2022”) reflect continued success and sustained growth despite a challenging macro environment and include the following:

•Total revenues increased 17.3% to $216.3 million in the second quarter of 2023 from $184.5 million in the second quarter of 2022
•System-wide sales increased 17.4% to $271.5 million in the second quarter of 2023 from $231.2 million in the second quarter of 2022
•Same-restaurant sales growth of 7.8% (39.6% relative to the second quarter of 2019*)
•Same-restaurant traffic decline of (1.2)% (7.4% same-restaurant traffic growth relative to the second quarter of 2019*)
•Income from operations margin increased to 5.3% during the second quarter of 2023 from 2.8% in the second quarter of 2022
•Restaurant level operating profit margin** increased to 20.9% in the second quarter of 2023 from 18.2% in the second quarter of 2022
•Net income increased to $8.0 million, or $0.13 per diluted share, in the second quarter of 2023 from $2.7 million, or $0.05 per diluted share, in the second quarter of 2022
•Adjusted EBITDA** increased to $25.8 million in the second quarter of 2023 from $17.8 million in the second quarter of 2022
•Opened 9 system-wide restaurants (6 company-owned and 3 franchise-owned) across 6 states, acquired 6 franchise-owned restaurants and closed one company-owned restaurant resulting in a total of 492 system-wide restaurants (381 company-owned and 111 franchise-owned) across 29 states
___________________
* Comparison to the thirteen weeks ended June 30, 2019 (“second quarter of 2019”) is presented for enhanced comparability due to the economic impact of COVID-19.
** See Non-GAAP Financial Measures Reconciliations section below.

Business Trends

In the second quarter, we benefited from a period of improving economic stability. Our same-restaurant sales grew 7.8%. Our dining rooms continued to enjoy low-single digit traffic growth, while our off-premises occasions continued down in comparison to last year, similar to industry-wide trends. We believe a meaningful portion of our direct off-premises traffic channel’s negative transaction comparison is reflecting our customers’ return to the full experience of our restaurants’ dining room service.

Commodity inflation continued to decelerate, furthering a trend that began in the second half of last year. For 2023, we expect inflation of our market basket to be in the range of flat to 2.0%. Expectations of labor cost increases continue to range between 8.0% and 10.0%. Combined with improved labor management and menu price increases to offset inflation, the Restaurant level operating profit margin was 20.9%, a 270 basis point improvement over 2022. Starting the first day of our third quarter, we increased in-restaurant menu prices by 1.0% to offset the impact of inflationary costs.

Since the beginning of the year, through June 26, 2023, the Company has acquired 11 restaurants from its franchisees in continuation of this component of our growth strategy.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and twenty-six weeks ended June 25, 2023, there were 327 restaurants in our Comparable Restaurant Base. For the thirteen and twenty-six weeks ended June 26, 2022, there were 304 restaurants in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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

Selected Operating Data

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
System-wide sales (in thousands)	$271,546	$231,236	$536,265	$445,357
System-wide restaurants	492	449	492	449
Company-owned	381	350	381	350
Franchise-owned	111	99	111	99
Same-restaurant sales growth	7.8%	13.4%	10.4%	95.9%
Same-restaurant traffic growth (decline)	(1.2)%	8.1%	1.9%	76.3%
Income from operations (in thousands)	$11,343	$5,053	$26,674	$12,813
Income from operations margin	5.3%	2.8%	6.3%	3.6%
Restaurant level operating profit (in thousands) (1)	$44,398	$33,079	$88,500	$66,518
Restaurant level operating profit margin (1)	20.9%	18.2%	21.0%	18.9%
Net income (in thousands)	$7,959	$2,707	$17,319	$7,347
Net income margin	3.7%	1.5%	4.0%	2.1%
Adjusted EBITDA (in thousands) (2)	$25,816	$17,789	$53,229	$37,153
Adjusted EBITDA margin (2)	11.9%	9.6%	12.4%	10.4%
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

Same-Restaurant Sales Growth (Decline) and Same-Restaurant Traffic Growth (Decline)

THIRTEEN WEEKS ENDED	SAME-RESTAURANT SALES GROWTH (DECLINE)	SAME-RESTAURANT TRAFFIC GROWTH (DECLINE)	COMPARABLE RESTAURANT BASE
June 25, 2023	7.8%	(1.2)%	327
June 26, 2022	13.4%	8.1%	304
June 27, 2021	403.5%	360.9%	270

Results of Operations
Thirteen and Twenty-Six Weeks Ended June 25, 2023 Compared to Thirteen and Twenty-Six Weeks Ended June 26, 2022
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022:

	THIRTEEN WEEKS ENDED				TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023		JUNE 26, 2022		JUNE 25, 2023		JUNE 26, 2022
Revenues
Restaurant sales	$212,587	98.3%	$181,682	98.5%	$420,555	98.3%	$352,351	98.5%
Franchise revenues	3,713	1.7%	2,771	1.5%	7,151	1.7%	5,214	1.5%
Total revenues	216,300	100.0%	184,453	100.0%	427,706	100.0%	357,565	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	47,692	22.4%	45,219	24.9%	94,319	22.4%	84,622	24.0%
Labor and other related expenses	70,602	33.2%	58,687	32.3%	139,175	33.1%	113,829	32.3%
Other restaurant operating expenses	32,182	15.1%	28,759	15.8%	63,878	15.2%	56,076	15.9%
Occupancy expenses	16,461	7.7%	14,844	8.2%	32,395	7.7%	29,227	8.3%
Pre-opening expenses	1,252	0.6%	1,094	0.6%	2,288	0.5%	2,079	0.6%
General and administrative expenses	25,284	11.7%	21,942	11.9%	47,989	11.2%	41,505	11.6%
Depreciation and amortization	9,441	4.4%	8,400	4.6%	18,558	4.3%	16,623	4.6%
Impairments and loss on disposal of assets	299	0.1%	155	0.1%	433	0.1%	234	0.1%
Transaction expenses, net	1,744	0.8%	300	0.2%	1,997	0.5%	557	0.2%
Total operating costs and expenses	204,957	94.8%	179,400	97.3%	401,032	93.8%	344,752	96.4%
Income from operations (1)	11,343	5.3%	5,053	2.8%	26,674	6.3%	12,813	3.6%
Interest expense	(2,037)	(0.9)%	(1,126)	(0.6)%	(3,944)	(0.9)%	(2,132)	(0.6)%
Other income, net	685	0.3%	116	0.1%	1,179	0.3%	279	0.1%
Income before income taxes	9,991	4.6%	4,043	2.2%	23,909	5.6%	10,960	3.1%
Income tax expense	(2,032)	(0.9)%	(1,336)	(0.7)%	(6,590)	(1.5)%	(3,613)	(1.0)%
Net income	$7,959	3.7%	$2,707	1.5%	$17,319	4.0%	$7,347	2.1%
_____________
(1) Percentages are calculated as a percentage of restaurant sales.
Restaurant Sales

Restaurant sales represent the aggregate sales of food and beverages, net of discounts, at company-owned restaurants. Restaurant sales in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, customer traffic and average check. Average check growth is driven by our menu price increases and changes to our menu mix. In both the thirteen and twenty-six week comparative periods in the table below, the trend of declining off-premises occasions is reflected as the change in the relative contribution of the Third-party delivery sales and Take-out sales to the Total Restaurant sales.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Restaurant sales:
In-restaurant dining sales	$174,352	$144,839	20.4%	$343,581	$277,731	23.7%
Third-party delivery sales	21,440	19,829	8.1%	43,754	40,855	7.1%
Take-out sales	16,795	17,014	(1.3)%	33,220	33,765	(1.6)%
Total Restaurant sales	$212,587	$181,682	17.0%	$420,555	$352,351	19.4%

The increase in total restaurant sales during the thirteen weeks ended June 25, 2023 as compared to the same period in the prior year was primarily due to (i) same-restaurant sales growth of 7.8%, driven by the increase in menu prices and favorable mix, in addition to (ii) $28.5 million from restaurants not in the Comparable Restaurant Base, which included $14.7 million from our 28 NROs between June 26, 2022 and June 25, 2023.

The increase in total restaurant sales during the twenty-six weeks ended June 25, 2023 as compared to the same period in the prior year was primarily due to (i) same restaurant sales growth of 10.4%, driven by same-restaurant traffic growth of 1.9% and menu price increases, in addition to (ii) $52.5 million from restaurants not in the Comparable Restaurant Base, which included $26.8 million from our 28 NROs between June 26, 2022 and June 25, 2023.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Franchise revenues:
Royalty and system fund contributions	$3,555	$2,706	31.4%	$6,916	$5,085	36.0%
Initial fees	158	65	143.1%	235	129	82.2%
Total Franchise revenues	$3,713	$2,771	34.0%	$7,151	$5,214	37.1%
The increase in franchise revenues during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily driven by (i) the increase in sales from franchise-owned restaurants and (ii) $0.4 million and $0.6 million, respectively, from 18 franchise-owned NROs between June 26, 2022 and June 25, 2023. The increase was partially offset by $0.1 million lower franchise fees as a result of the six franchise-owned restaurants acquired in May 2023.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Food and beverage costs	$47,692	$45,219	5.5%	$94,319	$84,622	11.5%
As a percentage of restaurant sales	22.4%	24.9%	(2.5)%	22.4%	24.0%	(1.6)%

Food and beverage costs as a percent of restaurant sales decreased during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year primarily due to (i) lower commodity costs across the market basket, driven mostly by decreases in pork and avocado prices and (ii) leveraging restaurant sales.

Food and beverage costs increased during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year primarily as a result of (i) the increase in restaurant sales and (ii) 28 NROs that have opened between June 26, 2022 and June 25, 2023. The increase was partially offset by lower commodity costs across the market basket, driven mostly by decreases in pork and avocado prices.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Labor and other related expenses	$70,602	$58,687	20.3%	$139,175	$113,829	22.3%
As a percentage of restaurant sales	33.2%	32.3%	0.9%	33.1%	32.3%	0.8%

Labor and other related expenses as a percentage of restaurant sales increased during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year primarily as a result of average hourly labor increases and addition staffing to serve growing dining room traffic. This was partially offset by the increase in menu prices.

The increase in labor and other related expenses during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to (i) investments in labor, including increases in wages and staffing levels and (ii) 28 NROs that have opened between June 26, 2022 and June 25, 2023.
Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Other restaurant operating expenses	$32,182	$28,759	11.9%	$63,878	$56,076	13.9%
As a percentage of restaurant sales	15.1%	15.8%	(0.7)%	15.2%	15.9%	(0.7)%
The decrease in other restaurant operating expenses as a percentage of restaurant sales during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to (i) leveraging restaurant sales and (ii) lower costs of to-go supplies.
The increase in other restaurant operating expenses during the thirteen weeks ended June 25, 2023 as compared to the same period in the prior year was mainly due to the increase in restaurant sales and restaurant growth driving (i) the increase of $0.7 million in operating supplies expense, (ii) the increase of $1.7 million related to credit card fees, utilities and repairs and maintenance expense, in addition to (iii) the increase of $0.5 million in third-party delivery services fees.
The increase in other restaurant operating expenses during the twenty-six weeks ended June 25, 2023 as compared to the same period in the prior year was mainly due to the increase in restaurant sales and restaurant growth driving (i) the increase of $1.7 million in operating supplies expense, (ii) the increase of $4.1 million related to credit card fees, utilities and repairs and maintenance expense, in addition to (iii) the increase of $0.9 million in third-party delivery services.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Occupancy expenses	$16,461	$14,844	10.9%	$32,395	$29,227	10.8%
As a percentage of restaurant sales	7.7%	8.2%	(0.5)%	7.7%	8.3%	(0.6)%
As a percentage of restaurant sales, the decrease in occupancy expenses for the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to leveraging restaurant sales.
The increase in occupancy expenses during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Pre-opening expenses	$1,252	$1,094	14.4%	$2,288	$2,079	10.1%
The increase in pre-opening expenses during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to (i) increased staffing and wages and (ii) the increase in pre-opening rent expense mainly related to the timing of company-owned restaurant openings and the investment in larger, stand-alone company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
General and administrative expenses	$25,284	$21,942	15.2%	$47,989	$41,505	15.6%

The increase in general and administrative expenses during the thirteen weeks ended June 25, 2023 as compared to the same period in the prior year was mainly due to (i) $3.4 million in compensation expense from salary increases, performance-based compensation and additional employee headcount to support growth and (ii) $0.3 million of fees associated with investments in technology initiatives. This was partially offset by the decrease in stock-based compensation of $0.7 million mainly due to the accelerated recognition method for certain stock option grants, net of the stock-based compensation expense recognized for stock-based awards issued during the twenty-six weeks ended June 25, 2023.

The increase in general and administrative expenses during the twenty-six weeks ended June 25, 2023 as compared to the same period in the prior year was mainly due to (i) $6.2 million in compensation expense from wage increases, performance-based compensation and additional employee headcount to support growth, (ii) $0.8 million of fees associated with investments in technology initiatives and (iii) $0.4 million of professional service costs incurred in connection with the Delaware Voluntary Disclosure Agreement Program related to unclaimed or abandoned property. This was partially offset by the decrease in stock-based compensation of $1.5 million mainly due to the accelerated recognition method for certain stock option grants, net of the stock-based compensation expense recognized for stock-based awards issued during the twenty-six weeks ended June 25, 2023.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Depreciation and amortization	$9,441	$8,400	12.4%	$18,558	$16,623	11.6%
The increase in depreciation and amortization during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to incremental depreciation of capital expenditures associated with NROs.

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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Impairments and loss on disposal of assets	$299	$155	92.9%	$433	$234	85.0%
There were no impairment losses recognized on intangible assets or fixed assets during the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022. The increase during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily related to the closure of one company-owned restaurant.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Transaction expenses, net	$1,744	$300	n/m (1)	$1,997	$557	n/m (1)
___________
(1) Not meaningful.
The increase in Transaction expenses, net during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to (i) costs incurred by us in connection with the secondary public offerings of the Company’s common stock by entities affiliated with our majority owner, Advent International Corporation (the “Secondary Offerings”) and (ii) costs incurred in connection with the acquisition of certain franchise-owned restaurants.
During the thirteen and twenty-six weeks ended June 26, 2022 Transaction expenses, net included termination fees recognized in connection with certain service contracts and a termination fee in connection with the closure of one company-owned restaurant.
Income from Operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Income from operations	$11,343	$5,053	124.5%	$26,674	$12,813	108.2%
As a percentage of restaurant sales	5.3%	2.8%	2.5%	6.3%	3.6%	2.7%
Income from operations margin increased during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year primarily due to (i) leveraging restaurant sales, (ii) menu price increases and (iii) lower costs for commodities and to-go supplies. This was partially offset by (i) the increase in restaurant-level wages and staffing, (ii) the increase in general and administrative expenses mainly due to wage increases and additional employee headcount to support growth and (iii) the increase in transaction costs related to the Secondary Offerings and the acquisitions of certain franchise-owned restaurants.
Income from operations increased during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year primarily due to (i) the increase in restaurant sales and franchise revenues and (ii) lower costs for commodities and to-go supplies. This was partially offset by (i) the increase in restaurant-level wages and staffing, (ii) higher operating costs and expenses driven by our restaurant growth, (iii) higher general and administrative expenses mainly attributable to wage increases, performance-based compensation and additional employee headcount, in addition to

(iv) the increase in transaction costs related to the Secondary Offerings and the acquisitions of certain franchise-owned restaurants.
Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Interest expense	$2,037	$1,126	80.9%	$3,944	$2,132	85.0%

The increase in interest expense during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to higher interest rates.
Other Income, Net

Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Other income, net	$685	$116	n/m (1)	$1,179	$279	n/m (1)
___________
(1) Not meaningful.

The increase in Other income, net during the thirteen and twenty-six weeks ended June 25, 2023 was primarily due to (i) insurance recoveries, net of costs incurred, in connection with Hurricane Ian and (ii) the increase in interest income.
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Income tax expense	$(2,032)	$(1,336)	52.1%	$(6,590)	$(3,613)	82.4%
Effective income tax rate	20.3%	33.0%	(12.7)%	27.6%	33.0%	(5.4)%

The change in the effective income tax rates for the thirteen and twenty-six week period ended June 25, 2023 as compared to the same periods in the prior year was primarily due to (i) the change in the valuation allowance for federal deferred tax assets, (ii) a decrease in the valuation allowance for state net operating loss carryforwards, (iii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iv) impacts of executive stock-based compensation and (v) non-deductible costs associated with the Secondary Offerings.

Net Income

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Net income	$7,959	$2,707	n/m (1)	$17,319	$7,347	n/m (1)
As a percentage of total revenues	3.7%	1.5%	2.2%	4.0%	2.1%	1.9%
___________
(1) Not meaningful.

The increase in net income and net income margin during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to the increase in income from operations. This was partially offset by (i) the increase in interest expense and (ii) the increase in income tax expense.

Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Restaurant level operating profit	$44,398	$33,079	34.2%	$88,500	$66,518	33.0%
Restaurant level operating profit margin	20.9%	18.2%	2.7%	21.0%	18.9%	2.1%

Restaurant level operating profit margin during the thirteen and twenty-six weeks ended June 25, 2023 increased as compared to the same period in the prior year primarily due to (i) leveraging the increase in restaurant sales and (ii) lower costs for commodities and to-go supplies. This was partially offset by the increase in wages and staffing levels.

Restaurant level operating profit during the thirteen and twenty-six weeks ended June 25, 2023 increased as compared to the same periods in the prior year primarily due to (i) same-restaurant sales growth, driven by menu price increases, (ii) 28 NROs between June 26, 2022 and June 25, 2023 and (iii) lower costs for commodities and to-go supplies. This was partially offset by (i) the increase in operating costs and expenses driven by our restaurant growth and (ii) the increase in restaurant-level wages and staffing.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	Change	JUNE 25, 2023	JUNE 26, 2022	Change
Adjusted EBITDA	$25,816	$17,789	45.1%	$53,229	$37,153	43.3%
Adjusted EBITDA margin	11.9%	9.6%	2.3%	12.4%	10.4%	2.0%
The increase in Adjusted EBITDA and Adjusted EBITDA margin during the thirteen and twenty-six weeks ended June 25, 2023 as compared to the same periods in the prior year was primarily due to the increase in restaurant level operating profit and restaurant level operating profit margin. This was partially offset by the increase in general and administrative expenses mainly due to wage increases and additional employee headcount to support our growth.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Net income	$7,959	$2,707	$17,319	$7,347
Depreciation and amortization	9,441	8,400	18,558	16,623
Interest expense	2,037	1,126	3,944	2,132
Income taxes	2,032	1,336	6,590	3,613
EBITDA	21,469	13,569	46,411	29,715
Stock-based compensation (1)	2,125	2,808	3,622	5,102
Transaction expenses, net (2)	1,744	300	1,997	557
Strategic transition costs (3)	208	721	513	1,171
Delaware Voluntary Disclosure Agreement Program (4)	45	—	412	—
Insurance proceeds in connection with natural disasters, net (5)	(154)	—	(295)	—
Impairments and loss on disposal of assets (6)	299	155	433	234
Recruiting and relocation costs (7)	80	143	110	219
Severance costs (8)	—	93	26	155
Adjusted EBITDA	$25,816	$17,789	$53,229	$37,153

Total revenues	$216,300	$184,453	$427,706	$357,565
Net income margin	3.7%	1.5%	4.0%	2.1%
Adjusted EBITDA margin	11.9%	9.6%	12.4%	10.4%

Additional information
Deferred rent expense (9)	$330	$651	$914	$1,231
_____________________________
(1) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(2) Represents costs incurred in connection with the Secondary Offerings and the acquisition of certain franchise-owned restaurants. In 2022, represents termination fees incurred in connection with certain service contracts and a termination fee in connection with the closure of one company-owned restaurant.
(3) Represents costs related to process improvements and strategic initiatives. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(4) Represents professional service costs incurred in connection with the Delaware Voluntary Disclosure Agreement Program related to unclaimed or abandoned property. These costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022	JUNE 25, 2023	JUNE 26, 2022
Income from operations	$11,343	$5,053	$26,674	$12,813
Less: Franchise revenues	(3,713)	(2,771)	(7,151)	(5,214)
Add:
General and administrative expenses	25,284	21,942	47,989	41,505
Depreciation and amortization	9,441	8,400	18,558	16,623
Transaction expenses, net (1)	1,744	300	1,997	557
Impairments and loss on disposal of assets (2)	299	155	433	234
Restaurant level operating profit	$44,398	$33,079	$88,500	$66,518

Restaurant sales	$212,587	$181,682	$420,555	$352,351
Income from operations margin	5.3%	2.8%	6.3%	3.6%
Restaurant level operating profit margin	20.9%	18.2%	21.0%	18.9%

Additional information
Deferred rent expense (3)	$280	$601	$814	$1,131
_____________________________
(1) Represents costs incurred in connection with the Secondary Offerings and the acquisition of certain franchise-owned restaurants. In 2022, represents termination fees incurred in connection with certain service contracts and a termination fee in connection with the closure of one company-owned restaurant.
(2) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(3) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources

Liquidity

As of June 25, 2023, we had cash and cash equivalents of $66.8 million and we had outstanding borrowings, excluding unamortized debt issuance costs and deferred issuance costs of $96.3 million. We had availability under our undrawn revolving credit facility of $75.0 million pursuant to our credit agreement dated as of October 6, 2021 (the “Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low because our restaurants store very little inventory and our customers pay for their purchases at the time of the sale which frequently precedes our payment terms with suppliers.

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

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended June 25, 2023 and June 26, 2022:

	TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 25, 2023	JUNE 26, 2022
Cash provided by operating activities	$55,583	$31,812
Cash used in investing activities	(37,170)	(26,945)
Cash used in financing activities	(1,245)	(3,165)
Net increase in cash and cash equivalents and restricted cash	$17,168	$1,702

Cash provided by operating activities during the twenty-six weeks ended June 25, 2023 increased to $55.6 million from $31.8 million during the twenty-six weeks ended June 26, 2022 primarily due to (i) the increase in net income of $10.0 million, (ii) the impact of non-cash charges that increased by a net $4.0 million and (iii) a net change in operating assets and liabilities of $9.8 million. The $4.0 million increase in non-cash charges was primarily driven by increases in (i) deferred income taxes, (ii) depreciation and amortization and (iii) non-cash operating lease costs. This increase was partially offset by a decrease in stock-based compensation expense. The net change of $9.8 million in operating assets and liabilities was primarily a result of higher accrued compensation and the timing of operational payments.

Cash used in investing activities increased to $37.2 million during the twenty-six weeks ended June 25, 2023 from $26.9 million during the twenty-six weeks ended June 26, 2022 primarily as a result of the increase in capital expenditures to support our restaurant growth and new restaurant technology and the acquisition of six franchise-owned restaurants.

Cash used in financing activities increased to $1.2 million during the twenty-six weeks ended June 25, 2023 from $3.2 million during the twenty-six weeks ended June 26, 2022 primarily due to (i) lower repayments on the note payable and (ii) increased proceeds from the exercise of stock options, net of employee taxes paid. This was partially offset by higher principal repayments of debt.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90.0 million of the $96.3 million outstanding variable rate debt. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 8, Interest Rate Swaps, in the accompanying notes to the unaudited interim consolidated financial statements.
Except as described above, there have been no material changes to our exposure to market risks as disclosed in the 2022 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting, which were previously identified and disclosed in connection with our initial public offering and in our periodic reports filed with the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2022 Form 10-K filed with SEC on March 7, 2023 for a discussion of the material weaknesses that continue to exist as of June 25, 2023.

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

Changes in Internal Control over Financial Reporting

As described above in the “Remediation Efforts” section, there were changes during the fiscal quarter ended June 25, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. We currently do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows. See Note 12, Commitments and Contingencies, in the accompanying notes to the unaudited interim consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2022 Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2022 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or results of operations.

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
101
The financial information from First Watch Restaurant Group, Inc’s Quarterly Report on Form 10-Q for the second fiscal quarter ended June 25, 2023, filed on August 1, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2023.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)