Form 10-Q
period 2023-09-24
First Watch Restaurant Group, Inc.
filed 2023-11-01
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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

The registrant had outstanding 59,817,629 shares of common stock as of October 30, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed herein, including under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors”, and in our Annual Report on Form 10-K as of and for the year ended December 25, 2022 (“2022 Form 10-K”), including under Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following: uncertainty regarding the Russia and Ukraine war, renewed conflict in the Middle East and the related impact on macroeconomic conditions, including inflation, as a result of such conflict or other related events; our vulnerability to changes in economic conditions and consumer preferences; our inability to successfully open new restaurants or establish new markets; our inability to effectively manage our growth; adverse effects of the COVID-19 pandemic or other infectious diseases; potential negative impacts on sales at our and our franchisees’ restaurants as a result of our opening new restaurants; a decline in visitors to any of the retail centers, lifestyle centers, or entertainment centers where our restaurants are located; lower than expected same-restaurant sales growth; unsuccessful marketing programs and limited time new offerings; changes in the cost of food; unprofitability or closure of new restaurants or lower than previously experienced performance in existing restaurants; our inability to compete effectively for customers; unsuccessful financial performance of our franchisees; our limited control over our franchisees’ operations; our inability to maintain good relationships with our franchisees; conflicts of interest with our franchisees; the geographic concentration of our system-wide restaurant base in the southeast portion of the United States; damage to our reputation and negative publicity; our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media; our limited number of suppliers and distributors for several of our frequently used ingredients and shortages or disruptions in the supply or delivery of such ingredients; information technology system failures or breaches of our network security; our failure to comply with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection; our potential liability with our gift cards under the property laws of some states; our failure to enforce and maintain our trademarks and protect our other intellectual property; litigation with respect to intellectual property assets; our dependence on our executive officers and certain other key employees; our inability to identify, hire, train and retain qualified individuals for our workforce; our failure to obtain or to properly verify the employment eligibility of our employees; our failure to maintain our corporate culture as we grow; unionization activities among our employees; employment and labor law proceedings; labor shortages or increased labor costs or health care costs; risks associated with leasing property subject to long-term and non-cancelable leases; risks related to our sale of alcoholic beverages; costly and complex compliance with federal, state and local laws; changes in accounting principles applicable to us; our vulnerability to natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism; our inability to secure additional capital to support business growth; our level of indebtedness; failure to comply with covenants under our credit facility; and the interests of our majority stockholder may differ from those of public stockholders.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Assets
Current assets:
Cash and cash equivalents	$39,923	$49,672
Restricted cash	326	251
Accounts receivable	4,990	6,164
Inventory	4,791	5,028
Prepaid expenses	4,697	5,800
Derivative assets, current	833	—
Other current assets	3,005	373
Total current assets	58,565	67,288
Goodwill	356,969	345,219
Intangible assets, net	150,280	143,151
Operating lease right-of-use assets	400,764	352,373
Property, fixtures and equipment, net of accumulated depreciation of $171,582 and $145,720, respectively	237,527	195,117
Derivative assets, long-term	263	—
Other long-term assets	1,478	1,298
Total assets	$1,205,846	$1,104,446
Liabilities and Equity
Current liabilities:
Accounts payable	$5,550	$7,590
Accrued liabilities	33,840	22,729
Accrued compensation	18,258	17,899
Deferred revenues	2,655	5,193
Current portion of operating lease liabilities	42,856	38,936
Current portion of long-term debt	6,891	6,257
Note payable	—	1,376
Total current liabilities	110,050	99,980
Operating lease liabilities	420,496	366,113
Long-term debt, net	90,949	94,668
Deferred income taxes	24,003	17,166
Other long-term liabilities	3,257	3,384
Total liabilities	648,755	581,311
Commitments and contingencies (Note 12)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,794,999 and 59,211,019 shares issued and outstanding at September 24, 2023 and December 25, 2022, respectively	597	592
Additional paid-in capital	631,064	620,675
Accumulated deficit	(75,395)	(98,132)
Accumulated other comprehensive income	825	—
Total equity	557,091	523,135
Total liabilities and equity	$1,205,846	$1,104,446
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Revenues:
Restaurant sales	$215,495	$183,978	$636,050	$536,329
Franchise revenues	3,717	2,874	10,868	8,088
Total revenues	219,212	186,852	646,918	544,417
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	48,709	44,578	143,028	129,200
Labor and other related expenses	73,137	61,262	212,312	175,091
Other restaurant operating expenses	33,694	29,685	97,572	85,761
Occupancy expenses	17,555	15,091	49,950	44,318
Pre-opening expenses	2,035	1,490	4,323	3,569
General and administrative expenses	25,179	21,689	73,168	63,194
Depreciation and amortization	10,434	8,679	28,992	25,302
Impairments and loss on disposal of assets	185	338	618	572
Transaction expenses, net	546	1,419	2,543	1,976
Total operating costs and expenses	211,474	184,231	612,506	528,983
Income from operations	7,738	2,621	34,412	15,434
Interest expense	(1,848)	(1,362)	(5,792)	(3,494)
Other income, net	771	116	1,950	395
Income before income taxes	6,661	1,375	30,570	12,335
Income tax expense	(1,243)	(1,329)	(7,833)	(4,942)
Net income	$5,418	$46	$22,737	$7,393

Net income	$5,418	$46	$22,737	$7,393
Other comprehensive income:
Unrealized gain on derivatives	1,257	—	1,097	—
Income tax related to other comprehensive income	(272)	—	(272)	—
Other comprehensive income, net of tax	985	—	825	—
Comprehensive income	$6,403	$46	$23,562	$7,393

Net income per common share - basic	$0.09	$—	$0.38	$0.13
Net income per common share - diluted	$0.09	$—	$0.37	$0.12
Weighted average number of common shares outstanding - basic	59,646,027	59,089,831	59,424,989	59,065,423
Weighted average number of common shares outstanding - diluted	61,562,524	60,464,062	61,016,105	60,088,622

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at June 25, 2023	59,463,950	$594	$626,216	$(80,813)	$(160)	$545,837
Net income	—	—	—	5,418	—	5,418
Stock-based compensation	—	—	1,764	—	—	1,764
Common stock issued under stock-based compensation plans, net	331,049	3	3,084	—	—	3,087
Other comprehensive income, net of tax	—	—	—	—	985	985
Balance at September 24, 2023	59,794,999	$597	$631,064	$(75,395)	$825	$557,091

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance at December 25, 2022	59,211,019	$592	$620,675	$(98,132)	$—	$523,135
Net income	—	—	—	22,737	—	22,737
Stock-based compensation	—	—	5,386	—	—	5,386
Common stock issued under stock-based compensation plans, net	583,980	5	5,003	—	—	5,008
Other comprehensive income, net of tax	—	—	—	—	825	825
Balance at September 24, 2023	59,794,999	$597	$631,064	$(75,395)	$825	$557,091

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 26, 2022	59,075,562	$591	$614,223	$(97,692)	$517,122
Net income	—	—	—	46	46
Stock-based compensation	—	—	2,719	—	2,719
Common stock issued under stock-based compensation plans, net	41,161	—	384	—	384
Balance at September 25, 2022	59,116,723	$591	$617,326	$(97,646)	$520,271

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 26, 2021	59,048,446	$590	$608,878	$(105,039)	$504,429
Net income	—	—	—	7,393	7,393
Stock-based compensation	—	—	7,821	—	7,821
Common stock issued under stock-based compensation plans, net	68,277	1	627	—	628
Balance at September 25, 2022	59,116,723	$591	$617,326	$(97,646)	$520,271

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Cash flows from operating activities:
Net income	$22,737	$7,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,992	25,302
Stock-based compensation	5,386	7,821
Non-cash operating lease costs	14,132	11,907
Non-cash portion of gain on lease modifications	(123)	(84)
Deferred income taxes	6,566	4,353
Amortization of debt discount and deferred issuance costs	332	334
Impairments and loss on disposal of assets	618	572
Gain on insurance proceeds	(643)	—
Changes in assets and liabilities:
Accounts receivable	1,174	1,018
Inventory	458	(93)
Prepaid expenses	1,115	1,346
Other assets, current and long-term	(2,758)	(2,176)
Accounts payable	(2,072)	(3,560)
Accrued liabilities and other long-term liabilities	4,997	6,032
Accrued compensation and deferred payroll taxes	359	(5,890)
Deferred revenues, current and long-term	(3,322)	(2,061)
Operating lease liabilities	(4,904)	(5,570)
Net cash provided by operating activities	73,044	46,644
Cash flows from investing activities:
Capital expenditures	(52,770)	(44,985)
Acquisitions, net of cash acquired	(30,422)	—
Purchase of intangible assets	(84)	(715)
Insurance proceeds	643	—
Net cash used in investing activities	(82,633)	(45,700)
Cash flows from financing activities:
Repayments of note payable	(1,376)	(2,352)
Repayments of long-term debt, including finance lease liabilities	(3,519)	(1,635)
Proceeds from exercise of stock options, net of employee taxes paid	5,008	628
Contingent consideration payment	(198)	(78)
Net cash used in financing activities	(85)	(3,437)
Net decrease in cash and cash equivalents and restricted cash	(9,674)	(2,493)
Cash and cash equivalents and restricted cash:
Beginning of period	49,923	52,115
End of period	$40,249	$49,622
Supplemental cash flow information:
Cash paid for interest	$5,362	$2,800
Cash paid for income taxes, net of refunds	$1,337	$777
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$64,660	$37,961
Leased assets obtained in exchange for new finance lease liabilities	$145	$89
Remeasurements and terminations of operating lease assets and lease liabilities	$(1,453)	$(1,861)
Remeasurements and terminations of finance lease assets and lease liabilities	$(43)	$(191)
Increase in liabilities from acquisition of property, fixtures and equipment	$6,202	$2,148

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of September 24, 2023, the Company operated 402 company-owned restaurants and 103 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended September 24, 2023 and September 25, 2022 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 25, 2022 (“2022 Form 10‑K”).
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Business Acquisitions
During the thirty-nine weeks ended September 24, 2023, the Company acquired substantially all the assets associated with 17 franchise operated First Watch restaurants. The purchase price was allocated to the fair value of assets acquired and liabilities assumed, which are based on preliminary valuations and are subject to adjustment as additional information is available. The details of each acquisition are as follows:

(dollars in thousands)
Date of acquisition	May 1, 2023	June 26, 2023	August 9, 2023
Number of acquired restaurants	6	5	6
Number of acquired restaurants under development	—	—	1
Purchase price (cash)	$8,177	$8,656	$14,127
Transaction costs incurred	$362	$334	$373
Deferred franchise fees recognized as a result of termination of pre-existing franchise agreement	$78	$123	$200
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$9	$6	$16
Inventory	$57	$62	$102
Prepaid rent and other assets	$67	$33	$89
Property, fixtures and equipment	$1,840	$3,783	$6,364
Reacquired rights	$1,342	$2,304	$4,358
Goodwill (primarily expected synergies and assembled workforce; tax deductible)	$5,272	$2,667	$3,811
Unfavorable leasehold positions, net	$(330)	$(70)	$(530)
Accounts payable	$—	$—	$(32)
Deferred revenues - gift card liabilities assumed	$(80)	$(129)	$(51)

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Deferred revenues:
Deferred gift card revenue	$2,370	$4,897
Deferred franchise fee revenue - current	285	296
Total current deferred revenues	$2,655	$5,193
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,949	$2,472
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Deferred gift card revenue:
Balance, beginning of period	$3,154	$2,805	$4,897	$4,410
Gift card sales	1,185	1,218	5,746	4,796
Gift card redemptions	(1,921)	(1,720)	(7,726)	(6,399)
Gift card breakage	(228)	(192)	(807)	(696)
Gift card liabilities assumed through acquisitions	180	—	260	—
Balance, end of period	$2,370	$2,111	$2,370	$2,111

Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Deferred franchise fee revenue:
Balance, beginning of period	$2,672	$2,637	$2,768	$2,536
Cash received	36	204	175	434
Franchise revenues recognized	(150)	(67)	(307)	(196)
Business combinations - franchise revenues recognized	(323)	—	(401)	—
Balance, end of period	$2,235	$2,774	$2,235	$2,774

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Restaurant sales:
In-restaurant dining sales	$176,696	$147,491	$520,277	$425,222
Third-party delivery sales	22,011	20,105	65,765	60,960
Take-out sales	16,788	16,382	50,008	50,147
Total restaurant sales	$215,495	$183,978	$636,050	$536,329

Franchise revenues:
Royalty and system fund contributions	$3,244	$2,807	$10,160	$7,892
Initial fees	473	67	708	196
Total franchise revenues	$3,717	$2,874	$10,868	$8,088
Total revenues	$219,212	$186,852	$646,918	$544,417
5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Receivables from third-party delivery providers	$1,414	$974
Receivables from franchisees	1,184	1,076
Receivables from vendors	1,239	920
Receivables related to gift card sales	323	1,565
Other receivables	587	1,629
Total accounts receivable	$4,990	$6,164
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Construction liabilities	$13,110	$6,908
Sales tax	4,478	3,791
Self-insurance and general liability reserves	1,446	1,529
Utilities	1,840	1,468
Interest payable	1,847	1,506
Credit card fees	1,220	1,043
Property tax	1,355	951
Contingent rent	1,063	811
Common area maintenance	668	680
Other	6,813	4,042
Total accrued liabilities	$33,840	$22,729

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt
Long-term debt, net consisted of the following:

	SEPTEMBER 24, 2023		DECEMBER 25, 2022
(dollars in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$95,000	7.59%	$98,125	5.89%
Finance lease liabilities	1,141		1,433
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,351)		(1,683)
Total Debt, net	97,840		100,925
Less: Current portion of long-term debt	(6,891)		(6,257)
Long-term debt, net	$90,949		$94,668
Credit Facilities
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated as of October 6, 2021 (“Credit Agreement”), which provides for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Credit Facilities”). The Revolving Credit Facility was undrawn at September 24, 2023 and December 25, 2022. The Credit Facilities mature on October 6, 2026.
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
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The estimated fair value of the outstanding debt under the Credit Facilities was $94.9 million and $97.1 million at September 24, 2023 and December 25, 2022, respectively.

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

Amounts reported in Other comprehensive income related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that $1.0 million will be reclassified as a reduction to interest expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	SEPTEMBER 24, 2023	DECEMBER 25, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$400,764	$352,373
Finance lease assets	Property, fixtures and equipment, net	1,062	1,332
Total lease assets		$401,826	$353,705

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	$42,856	$38,936
Operating lease liabilities - non-current	Operating lease liabilities	420,496	366,113
Finance lease liabilities - current	Current portion of long-term debt	641	632
Finance lease liabilities - non-current	Long-term debt, net	500	801
Total lease liabilities		$464,493	$406,482
___________________
(1) Excludes all variable lease expense.
The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
		SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$14,492	$12,667	$40,933	$36,843
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	4,438	3,676	12,444	10,669
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	126	127	380	394
Interest on lease liabilities	Interest expense	20	25	72	101
Total lease expense (1)		$19,076	$16,495	$53,829	$48,007
_________________
(1) Includes contingent rent expense of $0.5 million and $0.4 million during the thirteen weeks ended September 24, 2023 and September 25, 2022, respectively, and $1.4 million and $1.2 million during the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively.
Supplemental cash flow information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$31,707	$30,506
Operating cash flows - finance leases	$72	$101
Financing cash flows - finance leases	$394	$385

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Weighted-average remaining lease term (in years)
Operating leases	14.0	14.8
Finance leases	2.7	3.0
Weighted-average discount rate (1)
Operating leases	8.4%	8.6%
Finance leases	7.2%	7.7%
________________
(1) Based on the Company’s incremental borrowing rate.
As of September 24, 2023, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2023	$11,382	$208
2024	47,813	600
2025	57,841	254
2026	57,555	67
2027	56,701	56
Thereafter	589,118	67
Total future minimum lease payments (1)	820,410	1,252
Less: imputed interest	(357,058)	(111)
Total present value of lease liabilities	$463,352	$1,141
_________________
(1) Excludes approximately $76.6 million of executed operating leases that have not commenced as of September 24, 2023.
10. Equity and Stock-Based Compensation
Equity Transactions
During the thirty-nine weeks ended September 24, 2023, funds managed by the Company’s majority owner, Advent International Corporation, (“Advent”) sold 3,500,000 and 3,000,000 shares of the Company’s common stock through underwritten secondary public offerings that were completed on May 18, 2023 and June 13, 2023, respectively. The selling stockholders sold an additional 525,000 and 450,000 shares of common stock on May 18, 2023 and July 3, 2023, respectively, pursuant to the terms of the underwriter’s option associated with each secondary public offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $1.0 million of costs in connection with the offerings that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income.
During the thirteen weeks ended September 25, 2022, funds managed by Advent, sold 4,500,000 shares of the Company’s common stock through a secondary public offering that was completed on September 19, 2022. The selling stockholders sold an additional 675,000 shares of common stock on October 6, 2022 pursuant to the terms of the underwriters option associated with the secondary offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $1.6 million of costs in connection with the offerings that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option awards
There were no stock option awards granted under the 2021 Equity Plan during the thirty-nine weeks ended September 24, 2023. A summary of stock option activity during the thirty-nine weeks ended September 24, 2023 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 25, 2022	5,115,674	$10.12	$20,981	6.1
Exercised	(545,669)	$9.18
Forfeited	(126,113)	$12.12
Outstanding, September 24, 2023	4,443,892	$10.18	$34,316	5.4

Exercisable, September 24, 2023	2,706,341	$9.67	$22,277	4.9
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day.
A summary of the non-vested stock option activity during the thirty-nine weeks ended September 24, 2023 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 25, 2022	2,324,316	$7.31
Vested	(460,652)	$5.59
Forfeited	(126,113)	$6.47
Nonvested, September 24, 2023	1,737,551	$7.83
Restricted stock units
A summary of activity for restricted stock units during the thirty-nine weeks ended September 24, 2023 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 25, 2022	38,311	$14.36	$544
Granted	538,007	$15.67
Vested	(38,311)	$14.36
Forfeited	(22,228)	$15.52
Outstanding, September 24, 2023	515,779	$15.67	$9,232

The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $17.90 and $14.21 on September 22, 2023 and December 23, 2022, the last trading days for the periods, respectively.

Stock-based compensation expense was $1.8 million and $5.4 million during the thirteen and thirty-nine weeks ended September 24, 2023, respectively. Stock-based compensation expense was $2.7 million and $7.8 million during the thirteen and thirty-nine weeks ended September 25, 2022, respectively.

The total related income tax benefit for stock-based compensation expense was $0.8 million and $1.3 million during the thirteen and thirty-nine weeks ended September 24, 2023, respectively. The total related income tax benefit for stock-based compensation expense was less than $0.1 million during the thirteen and thirty-nine weeks ended September 25, 2022.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of September 24, 2023:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$4,574	0.8
Restricted stock units	$6,549	2.4
11.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Income before income taxes	$6,661	$1,375	$30,570	$12,335
Income tax expense	$(1,243)	$(1,329)	$(7,833)	$(4,942)
Effective income tax rate	18.7%	96.7%	25.6%	40.1%

The change in the effective income tax rates for the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to (i) the change in the valuation allowance for federal deferred tax assets, (ii) the decrease in the valuation allowance for state net operating loss carryforwards, (iii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iv) impacts of executive stock-based compensation and (v) non-deductible costs associated with sales of the Company’s common stock by funds managed by Advent through secondary public offerings.
The effective income tax rates for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022 were different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance for federal deferred tax assets, (ii) the decrease in the valuation allowance for state net operating loss carryforwards, (iii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iv) impacts of executive stock-based compensation and (v) non-deductible costs associated with sales of the Company’s common stock by funds managed by Advent through secondary public offerings.
Valuation allowance
Management evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s earnings history. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of September 24, 2023. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards and various federal tax credit carryforwards.

Management continues to monitor and evaluate the rationale for recording a valuation allowance for deferred tax assets. As the Company’s future taxable earnings increase and deferred tax assets are utilized, it is possible that a portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period of the release. The timing and amount of any release related to future taxable income is currently indeterminable. During the thirty-nine weeks ended September 24, 2023, a release of the valuation allowance related to certain state loss carryforwards decreased income tax expense by approximately $1.0 million.
12.    Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of September 24, 2023. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
13.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except share and per share data)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Numerator:
Net income	$5,418	$46	$22,737	$7,393
Denominator:
Weighted average common shares outstanding - basic	59,646,027	59,089,831	59,424,989	59,065,423
Weighted average common shares outstanding - diluted	61,562,524	60,464,062	61,016,105	60,088,622
Net income per common share - basic	$0.09	$—	$0.38	$0.13
Net income per common share - diluted	$0.09	$—	$0.37	$0.12
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	12,552	1,255,089	59,101	1,708,602
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	—	—	1,302	—
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock option awards outstanding and unvested as of the respective periods using the treasury method.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    Subsequent Events

On October 13, 2023, the Company executed an asset purchase agreement to acquire from a franchisee six operating restaurants together with other associated assets, including, but not limited to, franchise and development rights for cash of approximately $9.2 million. The close date of the sale is subject to the satisfaction of certain customary closing conditions set forth in the asset purchase agreement.

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
Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. In 2023, First Watch was named the top restaurant brand in Yelp’s inaugural list of the top 50 most-loved brands in the U.S. In 2023 and 2022, First Watch was named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute. In 2022, First Watch was recognized with ADP’s coveted Culture at Work Award. The Company is majority owned by Advent International Corporation, (“Advent”), one of the world’s largest private-equity firms. The Company’s common stock trades on Nasdaq under the ticker symbol “FWRG.”

The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of September 24, 2023, the Company had 402 company-owned restaurants and 103 franchise-owned restaurants.
Recent Developments

Financial and operational highlights for the thirteen weeks ended September 24, 2023 (“third quarter of 2023”) as compared to the thirteen weeks ended September 25, 2022 (“third quarter of 2022”) reflect continued success and sustained growth despite a challenging macro environment and include the following:

•Total revenues increased 17.3% to $219.2 million in the third quarter of 2023 from $186.9 million in the third quarter of 2022
•System-wide sales increased 14.9% to $270.3 million in the third quarter of 2023 from $235.2 million in the third quarter of 2022
•Same-restaurant sales growth of 4.8% (+38.8% relative to the third quarter of 2019*)
•Same-restaurant traffic decline of 1.9% (+6.5% same-restaurant traffic growth relative to the third quarter of 2019*)
•Income from operations margin increased to 3.6% during the third quarter of 2023 from 1.4% in the third quarter of 2022
•Restaurant level operating profit margin** increased to 18.7% in the third quarter of 2023 from 17.3% in the third quarter of 2022
•Net income increased to $5.4 million, or $0.09 per diluted share, in the third quarter of 2023 from $46.0 thousand in the third quarter of 2022
•Adjusted EBITDA** increased to $21.6 million in the third quarter of 2023 from $17.0 million in the third quarter of 2022
•Opened 13 system-wide restaurants (10 company-owned and 3 franchise-owned) across 10 states and acquired 11 franchise-owned restaurants resulting in a total of 505 system-wide restaurants (402 company-owned and 103 franchise-owned) across 29 states
___________________
* Comparison to the thirteen weeks ended September 29, 2019 (“third quarter of 2019”) is presented for enhanced comparability due to the economic impact of COVID-19.
** See Non-GAAP Financial Measures Reconciliations section below.

Business Trends

In the third quarter of 2023, we benefited from a decline in the average costs of our consolidated market basket combined with price increases, primarily to cover inflation, implemented over the past year.

Our same-restaurant sales grew 4.8% with marginally positive in-restaurant dining traffic growth, though off-premises occasions continued to decline in comparison to last year, similar to industry-wide trends. We continue to believe the decline of our off-premises traffic reflects customers foregoing a comparatively high-ticket dining occasion combined with customers returning to the full experience of our restaurants’ dining room service.

We expect full year commodity deflation to be in the range of negative 1.0% to flat. In addition, we expect hourly labor cost inflation to remain in the range of 9.0% to 11.0%, with overall restaurant-level labor cost inflation to range between 8.0% and 10.0% in 2023.

During the thirty-nine weeks ended September 24, 2023, we acquired 17 operating restaurants and one restaurant under development from our franchisees in continuation of this component of our growth strategy. Furthermore, we continue to execute on our long-term growth associated with new restaurant openings and we are staffed with over 120 managers to lead and operate our future new company-owned restaurants.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and thirty-nine weeks ended September 24, 2023, there were 327 restaurants in our Comparable Restaurant Base. For the thirteen and thirty-nine weeks ended September 25, 2022, there were 303 restaurants in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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

Selected Operating Data

	THIRTEEN WEEKS ENDED SEPTEMBER 24, 2023
	Company-owned	Franchise-owned	Total
Beginning of period	381	111	492
New restaurants	10	3	13
Acquisitions of franchise-owned restaurants	11	(11)	—
End of period	402	103	505

	THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2023
	Company-owned	Franchise-owned	Total
Beginning of period	366	108	474
New restaurant openings	20	12	32
Acquisitions of franchise-owned restaurants	17	(17)	—
Closures	(1)	—	(1)
End of period	402	103	505

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
System-wide sales	$270,291	$235,231	$806,556	$680,588
Same-restaurant sales growth	4.8%	12.0%	8.5%	17.0%
Same-restaurant traffic growth (decline)	(1.9)%	3.7%	0.7%	10.6%
Income from operations	$7,738	$2,621	$34,412	$15,434
Income from operations margin	3.6%	1.4%	5.4%	2.9%
Restaurant level operating profit (1)	$40,365	$31,872	$128,865	$98,390
Restaurant level operating profit margin (1)	18.7%	17.3%	20.3%	18.3%
Net income	$5,418	$46	$22,737	$7,393
Net income margin	2.5%	—%	3.5%	1.4%
Adjusted EBITDA (2)	$21,629	$17,023	$74,858	$54,176
Adjusted EBITDA margin (2)	9.9%	9.1%	11.6%	10.0%
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

Same-Restaurant Sales Growth (Decline) and Same-Restaurant Traffic Growth (Decline)

THIRTEEN WEEKS ENDED	SAME-RESTAURANT SALES GROWTH	SAME-RESTAURANT TRAFFIC GROWTH (DECLINE)	COMPARABLE RESTAURANT BASE
September 24, 2023	4.8%	(1.9)%	327
September 25, 2022	12.0%	3.7%	303
September 26, 2021	46.2%	40.1%	270

Results of Operations
Thirteen and Thirty-Nine Weeks Ended September 24, 2023 Compared to Thirteen and Thirty-Nine Weeks Ended September 25, 2022
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022:

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023		SEPTEMBER 25, 2022		SEPTEMBER 24, 2023		SEPTEMBER 25, 2022
Revenues
Restaurant sales	$215,495	98.3%	$183,978	98.5%	$636,050	98.3%	$536,329	98.5%
Franchise revenues	3,717	1.7%	2,874	1.5%	10,868	1.7%	8,088	1.5%
Total revenues	219,212	100.0%	186,852	100.0%	646,918	100.0%	544,417	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	48,709	22.6%	44,578	24.2%	143,028	22.5%	129,200	24.1%
Labor and other related expenses	73,137	33.9%	61,262	33.3%	212,312	33.4%	175,091	32.6%
Other restaurant operating expenses	33,694	15.6%	29,685	16.1%	97,572	15.3%	85,761	16.0%
Occupancy expenses	17,555	8.1%	15,091	8.2%	49,950	7.9%	44,318	8.3%
Pre-opening expenses	2,035	0.9%	1,490	0.8%	4,323	0.7%	3,569	0.7%
General and administrative expenses	25,179	11.5%	21,689	11.6%	73,168	11.3%	63,194	11.6%
Depreciation and amortization	10,434	4.8%	8,679	4.6%	28,992	4.5%	25,302	4.6%
Impairments and loss on disposal of assets	185	0.1%	338	0.2%	618	0.1%	572	0.1%
Transaction expenses, net	546	0.2%	1,419	0.8%	2,543	0.4%	1,976	0.4%
Total operating costs and expenses	211,474	96.5%	184,231	98.6%	612,506	94.7%	528,983	97.2%
Income from operations (1)	7,738	3.6%	2,621	1.4%	34,412	5.4%	15,434	2.9%
Interest expense	(1,848)	(0.8)%	(1,362)	(0.7)%	(5,792)	(0.9)%	(3,494)	(0.6)%
Other income, net	771	0.4%	116	0.1%	1,950	0.3%	395	0.1%
Income before income taxes	6,661	3.0%	1,375	0.7%	30,570	4.7%	12,335	2.3%
Income tax expense	(1,243)	(0.6)%	(1,329)	(0.7)%	(7,833)	(1.2)%	(4,942)	(0.9)%
Net income	$5,418	2.5%	$46	—%	$22,737	3.5%	$7,393	1.4%
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Restaurant sales:
In-restaurant dining sales	$176,696	$147,491	19.8%	$520,277	$425,222	22.4%
Third-party delivery sales	22,011	20,105	9.5%	65,765	60,960	7.9%
Take-out sales	16,788	16,382	2.5%	50,008	50,147	(0.3)%
Total Restaurant sales	$215,495	$183,978	17.1%	$636,050	$536,329	18.6%

The increase in total restaurant sales during the thirteen weeks ended September 24, 2023 as compared to the same period in the prior year was primarily due to (i) same-restaurant sales growth of 4.8%, mainly driven by menu price increases, and (ii) $23.3 million from restaurants not in the Comparable Restaurant Base, which included $14.6 million from our 31 NROs between September 25, 2022 and September 24, 2023 and $7.1 million from restaurants we had acquired from our franchisees.

The increase in total restaurant sales during the thirty-nine weeks ended September 24, 2023 as compared to the same period in the prior year was primarily due to (i) same restaurant sales growth of 8.5%, driven by same-restaurant traffic growth of 0.7% and menu price increases and (ii) $57.0 million from restaurants not in the Comparable Restaurant Base, which included $32.6 million from our 31 NROs between September 25, 2022 and September 24, 2023 and $8.9 million from restaurants we had acquired from our franchisees.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Franchise revenues:
Royalty and system fund contributions	$3,244	$2,807	15.6%	$10,160	$7,892	28.7%
Initial fees	473	67	n/m (1)	708	196	n/m (1)
Total Franchise revenues	$3,717	$2,874	29.3%	$10,868	$8,088	34.4%
___________
(1) Not meaningful.
The increase in franchise revenues during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily driven by (i) the increase in sales from franchise-owned restaurants and (ii) $0.3 million and $0.8 million, respectively, from 17 franchise-owned NROs between September 25, 2022 and September 24, 2023. The increase was partially offset by $0.3 million and $0.2 million lower franchise fees, respectively, as a result of the acquisitions of restaurants from our franchisees during the thirteen and thirty-nine weeks ended September 24, 2023.

Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Food and beverage costs	$48,709	$44,578	9.3%	$143,028	$129,200	10.7%
As a percentage of restaurant sales	22.6%	24.2%	(1.6)%	22.5%	24.1%	(1.6)%

Food and beverage costs as a percent of restaurant sales decreased during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year primarily due to (i) lower commodity costs across the market basket, driven mostly by decreases in pork and avocado prices and (ii) leveraging restaurant sales.

Food and beverage costs increased during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year primarily as a result of (i) the increase in restaurant sales, (ii) 31 NROs that have opened between September 25, 2022 and September 24, 2023 and (iii) restaurants we had acquired from our franchisees. The increase was partially offset by lower commodity costs across the market basket, driven mostly by decreases in pork and avocado prices.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Labor and other related expenses	$73,137	$61,262	19.4%	$212,312	$175,091	21.3%
As a percentage of restaurant sales	33.9%	33.3%	0.6%	33.4%	32.6%	0.8%

Labor and other related expenses as a percentage of restaurant sales increased during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year primarily as a result of the increase in wages and staffing to serve growing dining room traffic. This was partially offset by (i) the increase in menu prices and (ii) the decrease in health insurance costs.

The increase in labor and other related expenses during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to (i) investments in labor, including increases in wages and staffing levels, (ii) 31 NROs that have opened between September 25, 2022 and September 24, 2023 and (iii) restaurants we had acquired from our franchisees. This was partially offset by the decrease in health insurance costs.
Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Other restaurant operating expenses	$33,694	$29,685	13.5%	$97,572	$85,761	13.8%
As a percentage of restaurant sales	15.6%	16.1%	(0.5)%	15.3%	16.0%	(0.7)%
The decrease in other restaurant operating expenses as a percentage of restaurant sales during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to (i) leveraging in-restaurant dining sales, (ii) lower costs of to-go supplies and (iii) lower insurance costs. This was partially offset by the increase in repairs and maintenance expense.

The increase in other restaurant operating expenses during the thirteen weeks ended September 24, 2023 as compared to the same period in the prior year was mainly due to the increase in restaurant sales and restaurant growth, including restaurants we acquired from our franchisees, driving (i) $2.9 million related to repairs and maintenance, utilities, and credit card fees, (ii) $0.5 million in operating supplies expense and (iii) $0.5 million in third-party delivery service fees. The increase was partially offset by $0.4 million lower insurance costs.
The increase in other restaurant operating expenses during the thirty-nine weeks ended September 24, 2023 as compared to the same period in the prior year was mainly due to the increase in restaurant sales and restaurant growth driving (i) $2.2 million in operating supplies expense, (ii) $7.0 million related to credit card fees, utilities and repairs and maintenance expense, in addition to (iii) $1.4 million in third-party delivery service fees.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Occupancy expenses	$17,555	$15,091	16.3%	$49,950	$44,318	12.7%
As a percentage of restaurant sales	8.1%	8.2%	(0.1)%	7.9%	8.3%	(0.4)%
As a percentage of restaurant sales, the decrease in occupancy expenses for the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to leveraging restaurant sales.
The increase in occupancy expenses during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Pre-opening expenses	$2,035	$1,490	36.6%	$4,323	$3,569	21.1%
The increase in pre-opening expenses during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to (i) increased staffing and wages and (ii) pre-opening rent expense mainly related to the increase in the number of restaurants expected to open and the investment in larger, stand-alone company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
General and administrative expenses	$25,179	$21,689	16.1%	$73,168	$63,194	15.8%

The increase in general and administrative expenses during the thirteen weeks ended September 24, 2023 as compared to the same period in the prior year was mainly due to $3.7 million in compensation expense from performance-based compensation and additional employee headcount to support growth. This was partially offset by the $1.0 million decrease in stock-based compensation expense mainly due to the accelerated recognition method for certain stock option grants as well as forfeitures of stock option grants, net of the stock-based compensation expense recognized for stock-based awards issued.

The increase in general and administrative expenses during the thirty-nine weeks ended September 24, 2023 as compared to the same period in the prior year was mainly due to (i) $9.9 million in compensation expense from performance-based compensation and additional employee headcount to support growth, (ii) $1.0 million of fees associated with investments in technology initiatives and (iii) $0.4 million of professional service costs incurred in connection with the Delaware Voluntary Disclosure Agreement Program related to unclaimed or abandoned property. This was partially offset by (i) the decrease in stock-based compensation expense of $2.5 million mainly due to the accelerated recognition method for certain stock option grants as well as forfeitures of stock option grants, net of the stock-based compensation expense recognized for stock-based awards issued during the thirty-nine weeks ended September 24, 2023 and (ii) the decrease of $0.7 million in insurance costs.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Depreciation and amortization	$10,434	$8,679	20.2%	$28,992	$25,302	14.6%
The increase in depreciation and amortization during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to incremental depreciation of capital expenditures associated with NROs and the acquired restaurants from our franchisees.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Impairments and loss on disposal of assets	$185	$338	(45.3)%	$618	$572	8.0%
There were no impairment losses recognized on intangible assets or fixed assets during the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022.

Transaction Expenses, Net
Transaction expenses, net include (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of certain restaurants from our franchisees, (iv) costs related to restaurant closures and (v) costs related to certain equity offerings.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Transaction expenses, net	$546	$1,419	(61.5)%	$2,543	$1,976	28.7%
The decrease in Transaction expenses, net during the thirteen weeks ended September 24, 2023 as compared to the same period in the prior year was primarily due to costs incurred by us during the thirteen weeks ended September 25, 2022 totaling $1.6 million in connection with the sale of the Company’s common stock by funds managed by our majority owner, Advent through secondary public offerings. The decrease was partially offset by costs incurred in connection with the acquisitions of certain restaurants from our franchisees.
The increase in Transaction expenses, net during the thirty-nine weeks ended September 24, 2023 as compared to the same period in the prior year was primarily due to costs incurred in connection with the acquisition of certain restaurants from our franchisees. The increase was partially offset by (i) lower costs incurred by us in connection with the sale of the Company’s common stock by funds managed by Advent through secondary public offerings and (ii) costs related to the closures of company-owned restaurants incurred during the thirty-nine weeks ended September 25, 2022.
Income from Operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Income from operations	$7,738	$2,621	n/m (1)	$34,412	$15,434	n/m (1)
As a percentage of restaurant sales	3.6%	1.4%	2.2%	5.4%	2.9%	2.5%
___________
(1) Not meaningful.
Income from operations margin increased during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year primarily due to (i) leveraging restaurant sales, (ii) lower costs for pork, avocados and to-go supplies and (iii) lower transaction costs. This was partially offset by the increase in restaurant-level wages and staffing.
Income from operations increased during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year primarily due to (i) the increase in restaurant sales and franchise revenues and (ii) lower costs for commodities and to-go supplies. This was partially offset by (i) the increase in restaurant-level wages and staffing, (ii) higher operating costs and depreciation expense driven by our restaurant growth and acquisitions of certain franchise-owned restaurant, as well as (iii) higher general and administrative expenses mainly attributable to wage increases, performance-based compensation and additional employee headcount.
Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Interest expense	$1,848	$1,362	35.7%	$5,792	$3,494	65.8%

The increase in interest expense during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to higher interest rates, which was partially offset by the decrease in outstanding debt due to expected principal repayments.

Other Income, Net

Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Other income, net	$771	$116	n/m (1)	$1,950	$395	n/m (1)
___________
(1) Not meaningful.

The increase in Other income, net during the thirteen and thirty-nine weeks ended September 24, 2023 was primarily due to (i) insurance recoveries, net of costs incurred, in connection with Hurricane Ian and (ii) the increase in interest income.
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Income tax expense	$(1,243)	$(1,329)	(6.5)%	$(7,833)	$(4,942)	58.5%
Effective income tax rate	18.7%	96.7%	(78.0)%	25.6%	40.1%	(14.5)%

The change in the effective income tax rates for the thirteen and thirty-nine week period ended September 24, 2023 as compared to the same periods in the prior year was primarily due to (i) the change in the valuation allowance for federal deferred tax assets, (ii) the decrease in the valuation allowance for state net operating loss carryforwards, (iii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iv) impacts of executive stock-based compensation and (v) non-deductible costs associated with the secondary offerings.

Net Income

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Net income	$5,418	$46	n/m (1)	$22,737	$7,393	n/m (1)
As a percentage of total revenues	2.5%	—%	2.5%	3.5%	1.4%	2.1%
___________
(1) Not meaningful.

The increase in net income and net income margin during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to the increase in income from operations. This was partially offset by (i) the increase in interest expense and (ii) the increase in income tax expense.

Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Restaurant level operating profit	$40,365	$31,872	26.6%	$128,865	$98,390	31.0%
Restaurant level operating profit margin	18.7%	17.3%	1.4%	20.3%	18.3%	2.0%

Restaurant level operating profit margin during the thirteen and thirty-nine weeks ended September 24, 2023 increased as compared to the same period in the prior year primarily due to (i) leveraging the increase in restaurant sales and (ii) lower costs for pork, avocados and to-go supplies. This was partially offset by the increase in wages and staffing levels.

Restaurant level operating profit during the thirteen and thirty-nine weeks ended September 24, 2023 increased as compared to the same periods in the prior year primarily due to (i) same-restaurant sales growth, driven by menu price increases, (ii) 31 NROs between September 25, 2022 and September 24, 2023, (iii) restaurants we had acquired from our franchisees and (iv) lower costs for commodities and to-go supplies. This was partially offset by (i) the increase in operating costs and expenses driven by our restaurant growth and (ii) the increase in restaurant-level wages and staffing.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	Change
Adjusted EBITDA	$21,629	$17,023	27.1%	$74,858	$54,176	38.2%
Adjusted EBITDA margin	9.9%	9.1%	0.8%	11.6%	10.0%	1.6%
The increase in Adjusted EBITDA and Adjusted EBITDA margin during the thirteen and thirty-nine weeks ended September 24, 2023 as compared to the same periods in the prior year was primarily due to the increase in restaurant level operating profit and restaurant level operating profit margin. This was partially offset by the increase in general and administrative expenses mainly due to wage increases and additional employee headcount to support our growth.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Net income	$5,418	$46	$22,737	$7,393
Depreciation and amortization	10,434	8,679	28,992	25,302
Interest expense	1,848	1,362	5,792	3,494
Income taxes	1,243	1,329	7,833	4,942
EBITDA	18,943	11,416	65,354	41,131
Stock-based compensation (1)	1,764	2,719	5,386	7,821
Transaction expenses, net (2)	546	1,419	2,543	1,976
Strategic transition costs (3)	168	780	681	1,951
Delaware Voluntary Disclosure Agreement Program (4)	44	—	456	—
Insurance proceeds in connection with natural disasters, net (5)	(326)	—	(621)	—
Impairments and loss on disposal of assets (6)	185	338	618	572
Recruiting and relocation costs (7)	305	351	415	570
Severance costs (8)	—	—	26	155
Adjusted EBITDA	$21,629	$17,023	$74,858	$54,176

Total revenues	$219,212	$186,852	$646,918	$544,417
Net income margin	2.5%	—%	3.5%	1.4%
Adjusted EBITDA margin	9.9%	9.1%	11.6%	10.0%

Additional information
Deferred rent expense (9)	$661	$680	$1,575	$1,911
_____________________________
(1) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(2) Represents costs incurred in connection with the secondary offerings by Advent and the acquisition of certain franchise-owned restaurants.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(dollars in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Income from operations	$7,738	$2,621	$34,412	$15,434
Less: Franchise revenues	(3,717)	(2,874)	(10,868)	(8,088)
Add:
General and administrative expenses	25,179	21,689	73,168	63,194
Depreciation and amortization	10,434	8,679	28,992	25,302
Transaction expenses, net (1)	546	1,419	2,543	1,976
Impairments and loss on disposal of assets (2)	185	338	618	572
Restaurant level operating profit	$40,365	$31,872	$128,865	$98,390

Restaurant sales	$215,495	$183,978	$636,050	$536,329
Income from operations margin	3.6%	1.4%	5.4%	2.9%
Restaurant level operating profit margin	18.7%	17.3%	20.3%	18.3%

Additional information
Deferred rent expense (3)	$611	$631	$1,425	$1,762
_____________________________
(1) Represents costs incurred in connection with the secondary offerings by Advent and the acquisition of certain franchise-owned restaurants.
(2) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(3) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources

Liquidity

As of September 24, 2023, we had cash and cash equivalents of $39.9 million and we had outstanding borrowings, excluding unamortized debt issuance costs and deferred issuance costs of $95.0 million. We had availability under our undrawn revolving credit facility of $75.0 million pursuant to our credit agreement dated as of October 6, 2021 (the “Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low because our restaurants store very little inventory and our customers pay for their purchases at the time of the sale which frequently precedes our payment terms with suppliers.

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

We estimate that our capital expenditures will total approximately $85.0 million to $90.0 million in 2023, which will be invested primarily in new restaurant projects and planned remodels. We plan to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings from our facilities pursuant to our Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended September 24, 2023 and September 25, 2022:

	THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 24, 2023	SEPTEMBER 25, 2022
Cash provided by operating activities	$73,044	$46,644
Cash used in investing activities	(82,633)	(45,700)
Cash used in financing activities	(85)	(3,437)
Net increase in cash and cash equivalents and restricted cash	$(9,674)	$(2,493)

Cash provided by operating activities during the thirty-nine weeks ended September 24, 2023 increased to $73.0 million from $46.6 million during the thirty-nine weeks ended September 25, 2022 primarily due to (i) the increase in net income of $15.3 million, (ii) the impact of non-cash charges that increased by a net $5.1 million and (iii) the net change in operating assets and liabilities of $6.0 million. The $5.1 million increase in non-cash charges was primarily driven by increases in (i) deferred income taxes, (ii) depreciation and amortization and (iii) non-cash operating lease costs. This increase was partially offset by a decrease in stock-based compensation expense. The net change of $6.0 million in operating assets and liabilities was primarily a result of higher accrued compensation.

Cash used in investing activities increased to $82.6 million during the thirty-nine weeks ended September 24, 2023 from $45.7 million during the thirty-nine weeks ended September 25, 2022 primarily as a result of the increase in capital expenditures to support our restaurant growth and new restaurant technology as well as the acquisition of certain restaurants from our franchisees.

Cash used in financing activities decreased to $0.1 million during the thirty-nine weeks ended September 24, 2023 from $3.4 million during the thirty-nine weeks ended September 25, 2022 primarily due to the increased proceeds from the exercise of stock options, net of employee taxes paid, which was partially offset by higher principal repayments of debt.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90.0 million of the $95.0 million outstanding variable rate debt. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 8, Interest Rate Swaps, in the accompanying notes to the unaudited interim consolidated financial statements.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting, which were previously identified and disclosed in connection with our initial public offering and in our periodic reports filed with the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 24, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2022 Form 10-K filed with the SEC on March 7, 2023 for a discussion of the material weaknesses that continue to exist as of September 24, 2023.

Remediation Efforts

Management continues to implement measures designed to improve the Company’s internal control over financial reporting, including disclosure controls and procedures, to address and remediate the previously identified material weaknesses. To date, such measures include the following:

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

•Formalized certain roles and reviewed responsibilities, including ensuring appropriate segregation of duties.

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

•Enhanced access restrictions for certain users over general ledger journal entries to further segregate journal entry creation from journal entry approval authority. In addition, we are designing new processes to review and approve journal entries.

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

While the material weaknesses previously disclosed have not yet been remediated as of September 24, 2023, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 24, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101
The financial information from First Watch Restaurant Group, Inc’s Quarterly Report on Form 10-Q for the third fiscal quarter ended September 24, 2023, filed on November 1, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2023.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)