Form 10-K
period 2023-12-31
First Watch Restaurant Group, Inc.
filed 2024-03-05
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒	Non-accelerated filer	☐	Smaller reporting company	☐
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

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Stock Market) was approximately $389.6 million.

As of March 1, 2024, 59,909,786 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our level of indebtedness and our duty to comply with covenants under our Credit Agreement (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”);
•uncertainty regarding ongoing conflict between Russia and Ukraine and the related impact on transportation and energy costs and other macroeconomic conditions as a result of such conflict; and
•the interests of Advent International, L.P., our controlling stockholder, may differ from those of our public stockholders.

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

PART I

Item 1. Business

First Watch Restaurant Group, Inc. is a Delaware holding company that was acquired by funds affiliated with or managed by Advent International L.P. (“Advent”) in August 2017 (the “Advent Acquisition”). Unless the context otherwise requires, “we,” “us,” “our,” “First Watch,” the “Company,” “Management” and other similar references refer to First Watch Restaurant Group, Inc. and, unless otherwise stated, all of its subsidiaries.

Overview

Since opening our doors in 1983, we have been a pioneer in Daytime Dining, serving made-to-order breakfast, brunch and lunch using the freshest of ingredients. We have built our brand on our commitment to operational excellence, our culinary mission centered around a fresh, continuously evolving menu, and our “You First” culture. Our focus on one daytime shift enables us to optimize restaurant operations while generating an average unit volume of $2.3 million per restaurant in 2023 in only 7.5 hours per day. This daytime focus also provides us with a competitive advantage allowing us to attract and retain employees who are passionate about hospitality and drawn to our “No Night Shifts Ever” approach, among other attractive benefits.

As of December 31, 2023, we had a total of 524 restaurants across 29 states, 425 of which were company-owned and 99 were franchise-owned.

We “Follow the Sun”

Every morning, we arrive at the crack of dawn to slice and juice fresh fruits and vegetables, bake muffins, brew our fresh coffee and whip up our French Toast batter from scratch. Every menu item is made-to-order and prepared with care. We do not use microwave ovens, heat lamps or deep fryers in our kitchens. At First Watch, we are driven by a pursuit of freshness as is highlighted by our culinary and sourcing philosophy to “Follow the Sun.” With this philosophy our menu, which is inspired by the seasons, changes five times per year. Our rotating seasonal menu is commonly cited by our customers as a core element of the First Watch experience and has included favorites such as the Sunny Seoul Hash, Strawberry Tres Leches French Toast and the Brooklyn Breakfast Sandwich.

These seasonal items are offered alongside of our award-winning chef-driven menu including elevated executions of classic favorites for breakfast, brunch and lunch, such as our protein-packed Breakfast Quinoa, Farmstand Breakfast Tacos, and Avocado Toast. Our menu also features fresh juices, that we juice each morning, including Morning Meditation and Kale Tonic.

Our Culture: You First

For four decades, we have cultivated an organizational culture built on our foundational concept of “You First,” which puts serving others above all else. As a company, we put our employees first and empower them to do whatever it takes to put our customers first. As evidenced by our vision to “Create Amazing Opportunities for Our People,” we also work hard to provide opportunities for advancement and meaningful relationships, and we prioritize personal and professional growth so that our people can thrive. We believe our approach and operating model have enabled us to retain and attract the best and brightest employees in the industry and are key factors in our ability to meet the growing demand we are seeing across the country. As a result, we are proud of the many people-focused awards and accolades we have received over the past few decades, most recently including the following:

•Named the top restaurant brand in Yelp’s inaugural list of the top 50 most-loved brands in the U.S (2023)
•Named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute (2022 and 2023). In 2023 First Watch was the only restaurant brand recognized.
•Recognized with ADP’s Culture at Work Award (2022)
•Ranked # 1 in a five-year longitudinal study of employee surveys on Glassdoor published by William Blair for work/life balance and we were in the top 10 in overall employee satisfaction, among casual dining concepts (2022)

We also extend our You First culture by giving back to important organizations and causes that are meaningful to our people. Most notably, First Watch is proud of two key efforts to give back in a meaningful way:

•Project Sunrise: Through this initiative of passion, we source our coffee beans from women-owned farms in Colombia, and we pay an annual quality incentive bonus to farmers to further support their high-quality production. This program in turn empowers these women leaders to reinvest in their communities.
•Pediatric Cancer Research: Through each sale of a First Watch kid’s meal, we donate a portion of proceeds to the V Foundation in order to support and advance pediatric cancer research. To date, we have donated $1.0 million towards these important efforts.

Growth Strategies

New Restaurant Openings

As supported by a third-party study, we believe First Watch has the potential for more than 2,200 restaurants in the continental United States. In 2021, First Watch was recognized by FSR Magazine as the fastest-growing full-service restaurant company in the United States based on unit growth and in 2023, we continued to realize that potential by opening 51 new company-owned and franchise-owned restaurants, which we collectively refer to as “system-wide” restaurants, across 19 states. Our growth strategy targets an accelerating pace of new system-wide restaurant development with a long-term goal of an annual percentage growth in the low double digits.

In selecting new locations, we evaluate specific market characteristics, demographics, traffic patterns, co-tenants and growth potential. Our development approach has proven that First Watch has tremendous portability across markets, with new restaurants boasting consistent and a strong average unit volume across all geographies. First Watch’s top 10% of restaurants in terms of sales, span 10 states and 20 designated market areas. Our new restaurant performance continues to accelerate and we are confident in our ability to continue this growth by elevating both the quality of real estate as well as the introduction of new design features that allow our teams to serve the significant demand.

Acquisitions of Franchise-Owned Restaurants

Our long-term growth strategy includes the acquisitions of First Watch restaurants operated by certain of our franchisees. To that end, during 2023, we acquired 23 operating restaurants along with development and territory rights from four franchisees. In addition, shortly following the end of 2023, we announced our agreement to acquire 21 restaurants from our largest franchisee. See Note 21, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for additional information. We believe the Company’s operation of the restaurants acquired from our franchisees as well as development in the reacquired territory provides substantial opportunity to realize new Company value. At December 31, 2023, we had 11 franchisees operating 99 restaurants with 18 total new restaurant development obligations. At December 31, 2023, 47 franchise-owned restaurants are subject to our option to purchase.

Drive Restaurant Traffic and Build Sales

Our attractive return on invested capital starts with an intention to build sales and traffic through a focus on the core elements of the First Watch experience: serving incredible food, with memorable service, in an inviting atmosphere.

•Delivering an Excellent On-Premise Dining Experience. Excellence in restaurant-level execution, recognized by customers and reinforced by the hundreds of accolades we have received, increases the visit frequency of our customers, promotes trial by new consumers and ultimately encourages loyalty. Our single menu, throughout the day, streamlines our supply chain and restaurant operations, simplifies our employee training and provides for a consistent and superior customer dining experience.

•Technology and Increased Accessibility. We believe that technology can continue to elevate the First Watch experience for both our employees and customers. To date we have implemented technologies that have enhanced accessibility by adding the functionality for direct ordering of takeout as well as third party delivery integrations. In 2023 and 2022, our total off-premises sales accounted for 18.3% and 20.6%, respectively, of our total restaurant sales. While these sales channels have corrected from anomalous highs during 2020 and 2021 due to the COVID-19 pandemic, this still reflects a significant portion of our business and has remained elevated relative to 2019 when off-premises sales only reflected 6.7% of our total restaurant sales.

◦In-restaurant dining sales continue to strengthen indicating continued customer demand for experiences and connection. In 2022 we implemented kitchen display screens in all company-owned restaurants to simplify the employee experience and improve back-of house efficiency. Along with many other operational initiatives, processes and procedures, we continue to see opportunity to use technology to elevate the customer experience and simplify tasks for our teams. In February 2024, we completed the roll-out of pay-at-the-table technology at all company-owned restaurants. Through a QR code on our receipts, customers can now seamlessly pay using Apple Pay, Google Pay or a credit or debit card, reducing bottlenecks at host stands, particularly during peak weekend hours.

•Continued Menu Innovation. We constantly evolve our on-trend menu which highlights our commitment to quality and freshness and is also operationally efficient. When it comes to sourcing, we are guided by a core philosophy: “Follow the Sun.” Our five highly anticipated seasonal menus drive customer frequency. This means that we welcome each season into our menu with exceptional ingredients harvested when they are most flavorful and fresh. In addition, successful new platform introductions such as our Fresh Juice program, our Shareables, our alcohol program and our premium iced coffees add incremental revenue opportunities and capitalize on growing trends.

◦Offer Alcohol as Only First Watch Can. Our alcohol platform is unique and reflects our culinary innovation through combinations of fresh juices and ingredients with a variety of liquors. We have continued to expand on this strategic initiative and acquire the necessary licenses. As of December 31, 2023, our alcohol menu was offered in about 90% of our system-wide restaurants. As we have finalized the initial stage of adding alcohol to the majority of our system, our alcohol platform offers the opportunity to innovate alongside our constantly evolving culinary platforms and seasonal menus.

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

•Customer Technology & Customer Data: We accelerated the implementation of customer data acquisition systems in order to better inform the habits and behaviors of our customers. With the large increase in remote digital orders, we also sought to digitize in-restaurant orders for the purpose of creating an omnichannel view of the First Watch customer. By integrating remote waitlist, remote orders, tokenized credit card transactions and WiFi into one system, we now have the ability to better understand trial and frequency. Since implementation of these systems, we have gathered customer information for over 14.6 million unique customer profiles, 6.1 million of whom have opted for direct communication from First Watch. The advances in these foundational systems have allowed us to learn more about our customers and the behaviors that ultimately drive lifetime customer value. We see this as a long-term opportunity to drive increased visit frequency as we have the ability to build new customer technology features that elevate the customer experience.

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

Restaurant Staff

As of December 31, 2023, we had approximately 14,000 employees. None of our employees are part of a collective bargaining agreement and based upon independent surveys and our internal evaluations, we believe our “You First” organizational culture continues to foster overall favorable relations with our employees.

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

Purchasing and Distribution

Our Supply Chain department manages and negotiates directly with qualified, national suppliers and distributors with the dual goals of securing the supply of high quality, fresh products and controlling cost. Our selected vendors undergo inspections to ensure that products purchased conform to our standards. Our Quality Assurance department requires third-party supplier audits or Global Food Safety Initiative certification for all food distributors and manufacturing facilities to ensure good manufacturing practices, food safety, pest control, sanitation, training, regulatory compliance and food defense systems are in place. To ensure freshness, most of our restaurants accept produce and broadline distribution deliveries at least three times per week.

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

Franchise Program

As of December 31, 2023, we had 11 franchisees that operated 99 restaurants and our existing franchisees had 18 total new restaurant development obligations. Typically, our franchise agreements provide an initial term of 10 years with additional renewal terms that total 10 years subject to various conditions that include upgrades to the restaurant facility and brand image. All franchise agreements grant licenses to use our trademarks, trade secrets and proprietary methods, recipes and procedures. The initial franchise fee for each restaurant is $35,000 to $40,000. Franchisees are required to pay 4.0% of franchised restaurant sales in royalties and contribute 1.0%-3.0% of franchised restaurant sales to a system fund, which is used for advertising, marketing and public relations programs and materials on a system-wide basis.
Human Capital

“You First” Culture Elevates Employee and Customer Satisfaction

First Watch has a simple mission statement based on its “You First” culture—“Making days brighter at every opportunity.” We have been people-focused from our inception as we have always believed our employees are our greatest asset. We believe that putting our employees first, in turn, leads them to put customers first. We believe the Company’s culture plays a significant role in higher retention of all employees. This culture was also a key factor in the Company’s achievement of top 50 status in Newsweek’s 2023 Top 100 Most Loved Workplaces, a designation that was a result of an assessment of First Watch’s people practices along with an independent survey of approximately 1,000 of our employees.

At First Watch, we are committed to making days brighter by creating a culture where our teams and customers feel valued and celebrated for who they are and the differences they bring to the table. We also embrace the fact that diversity goes hand in hand with inclusion. With our core belief to “Just Be Kind,” we endeavor to provide our people with the opportunity to contribute at the highest level and we empower diverse voices to ensure everyone can belong, thrive and “follow the sun” to reach their full potential. We believe in fostering an environment where all employees feel valued and heard, and we provide employees with various channels to provide regular feedback, including surveys, meetings and direct communication. In 2023, CEO and President, Chris Tomasso, Chief People Officer, Laura Sorensen and Chief Operations Officer, Dan Jones, hosted nineteen separate 90 minute calls with hourly employees across the country for their second annual W.H.Y. Tour – their “We Hear You” listening tour. The purpose of the in-depth sessions was to learn more about the issues most meaningful to our hourly workforce. As a result of this tour, the Company was able to take swift action on the most meaningful issues. New employee benefits, practices and operational tools have been introduced as a direct result of feedback from each tour, reinforcing the Company’s culture of listening to its employees and taking action on the issues that matter the most to them.

We believe our diverse teams reflect the wide diversity of our customers across the U.S., allowing us to better anticipate market trends and address the needs of our customers. And while our work is ongoing, we’re dedicated to building on our “You First” commitment and unlocking amazing possibilities for each team member and the communities we serve. First Watch works with an outside consultant to complete an annual assessment to both build and benchmark our policies, practices and representation.

This commitment to diversity, inclusion, and fair and equal representation of underrepresented or minority groups is demonstrated throughout all levels of the organization (based on self-reported information as of February 19, 2023):

•50% of the non-employee members of our Board of Directors are women, and our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are each chaired by a woman;
•25% of our non-employee directors are from an underrepresented group as it relates to race/ethnicity;
•33% of the members of our executive leadership team are women;
•53% of our workforce are women; and
•57% of our workforce belong to an underrepresented or minority group as it relates to race/ethnicity.

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

The R.I.S.E. (Race Inclusion and Support Exchange) Council was created to dialogue with high performing diverse leaders on how to best advance the Company’s diversity efforts. As a result of ideas that the R.I.S.E. Council surfaced, The Rising 20, a new mentor program was established as an important step in the #beabetterhuman campaign to help accelerate the development and advancement of under-represented groups within First Watch. In this mentoring program, employees are partnered with a senior leader in the organization for a six-month guided mentorship journey targeting personal development and professional growth. In addition, the program includes a self-assessment and career goal setting workshops.

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

As consumers increasingly seek higher quality breakfast, brunch and lunch experiences, we believe we are well-positioned to compete with a wide range of national, regional and local establishments that operate during our hours of operation. More directly, we do not believe there is a comparable offering within our segment that operates at the scale of First Watch and we view our primary competition as a network of independent restaurants that also serve breakfast and lunch in neighborhoods across the United States.

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

Item 1A. Risk Factors

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors described below actually occur or continue to occur, our business, financial condition, results of operations, cash flow and the trading price of our common stock could be materially and adversely affected. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may adversely impact our business, reputation, financial condition, results of operations, cash flow or the trading price of our common stock.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:

Risks Related to Our Business and Industry

•our vulnerability to changes in economic conditions and other factors, many of which are largely outside of our control
•our inability to open new restaurants in new and existing markets or to operate them as profitably as we have experienced in the past
•our inability to effectively manage our growth
•opening new restaurants may adversely impact sales at our and our franchisees’ existing restaurants
•the number of visitors to areas where our restaurants are located may decline
•our inability to generate same-restaurant sales growth
•our marketing programs and limited-time menu offerings may fail to generate profits
•shortages or disruptions in the supply or delivery of frequently used food items or increases in the cost of our frequently used food items
•our inability to compete successfully with other breakfast and lunch restaurants
•our vulnerability to food safety and food-borne illness concerns
•issues with our existing franchisees, including their financial performance, our lack of control over their operations and conflicting business interests
•our reliance on a small number of suppliers for a substantial amount of our food and coffee
•geographic concentration
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

Legal and Regulatory Risks

•compliance with federal and local environmental, labor, employment, food safety, franchise, zoning and other applicable laws and regulations
•the distraction and expense of litigation
•risks associated with leasing properties subject to long-term and non-cancelable leases
•compliance with the laws and regulations applicable to public companies
•volatility in our results of operations caused by fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets
•risks related to our sale of alcoholic beverages

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

General Risk Factors

•the loss of our executive officers or other key employees
•lack of access to additional capital to support business growth
•changes in accounting principles or estimates
•inadequate levels of insurance coverage against claims

Risks Related to Our Business and Industry
We are vulnerable to changes in economic conditions and consumer preferences that could have a material adverse effect on our business, financial condition and results of operations.

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For example, due in large part to trends related to increased work-from-home accommodations by employers, we experienced and continue to experience changes in our breakfast and lunch business as it relates to customers who visit us before starting the workday, on their way to work or during corporate lunch breaks. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, geopolitical tensions, inflation or increased food or energy costs have harmed and could continue to harm the restaurant industry in general and our restaurants in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could have a material adverse effect on our business, financial condition and results of operations. It is possible that consumers may no longer regard our menu offerings favorably, that we will no longer be able to develop new menu items that appeal to consumer preferences or that there will be a drop in consumer demands for restaurant dining during breakfast and lunch dayparts. Restaurant traffic and our resulting sales depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. The rising popularity of certain weight loss drugs, which suppress a person’s appetite, may impact sales or traffic in our restaurants. In addition, the restaurant industry is subject to scrutiny due to the perception that restaurant company practices have contributed to poor nutrition, high caloric intake, obesity or other health concerns of their customers. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, government regulation may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings and laws and regulations affecting permissible ingredients and menu items. A number of counties, cities and states have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could adversely influence the demand for our menu offerings.

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
•changes in climate, including changes to the frequency of severe weather events, that impact the cost and availability of goods and services, energy and other materials throughout our supply chain; and
•labor discord or disruption, geopolitical events, war, terrorism, political instability, acts of public violence, boycotts, hostilities and social unrest and health pandemics or other outbreaks of infectious disease that lead to avoidance of public places or restrictions on public gatherings such as in our restaurants.

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

Opening new restaurants in existing markets may adversely impact sales at our and our franchisees’ existing restaurants.

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

A decline in visitors to any of the retail centers, lifestyle centers, or entertainment centers where our restaurants are located could adversely affect our restaurant sales.

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

We incur costs and expend other resources in our marketing efforts on new and seasonal menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain customers. In addition, as the number of our restaurants increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk. Additionally, our limited time menu offerings, which are a key part of our promotional activities from time to time, may not perform as anticipated, which could have an adverse impact on our results of operations for the related period. If these initiatives are not successful, we could incur expenses without the benefit of higher revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the cost of food could have a material adverse effect on our business, financial condition and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and beverage costs, including, among other things, our costs for pork, coffee, eggs, avocados, potatoes, bread, cheese, fresh fruit and produce items. We are susceptible to increases in the cost of food due to factors beyond our control, such as freight and delivery charges, general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, tariffs and import taxes, product recalls and government regulations. In 2022-2023, for example, we experienced significant increases in the cost of eggs, primarily due to an outbreak of avian influenza. Dependence on frequent deliveries of fresh produce and other food products subjects our business to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Further, increases in fuel prices could result in increased distribution costs. In 2022, for example, we experienced significant increases in distribution costs as a result of material increases in fuel prices.

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

In the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend or permanently discontinue serving menu items rather than pay the increased cost for the ingredients. Any such changes to our available menu could adversely impact our restaurant traffic, business and same-restaurant sales growth. While future cost increases can be partially offset by increasing menu prices, such price increases may adversely affect our customers’ visit frequencies and purchasing patterns. Competitive conditions may limit our menu pricing flexibility and if we or our franchisees implement menu price increases to protect our margins, restaurant traffic could be materially adversely affected, at both company-owned and franchise-owned restaurants.

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

The restaurant industry is intensely competitive with many companies that compete directly and indirectly with us with respect to food quality, brand recognition, service, price and value, convenience, design and location. We compete in the restaurant industry with national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with fast casual restaurants, quick service restaurants and casual dining restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well-established in markets in which we have existing restaurants or intend to locate new restaurants. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have or plan to have restaurants. We also compete with a number of non-traditional market participants, such as convenience stores, grocery stores, coffee shops, meal kit delivery services, and “ghost” or dark kitchens, where meals are prepared at separate takeaway premises rather than a restaurant. Competition from food delivery services companies has also increased in recent years. Any inability to successfully compete with the restaurants in our existing or new markets will place downward pressure on our customer traffic and could have a material adverse effect on our business, financial condition and results of operations.

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

Food safety and quality concerns may adversely impact our business and profitability, our internal operational controls and standards may not always be met and our employees may not always act professionally, responsibly and in our and our customers’ best interests. Any possible instances of food-borne illness could reduce our restaurant sales.

Food safety is a top priority, and we dedicate substantial resources to help ensure that our customers enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past, and could occur in the future. Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures or improper employee conduct, customers entering our restaurants while ill and contaminating food ingredients or surfaces at our restaurants could lead to product liability or other claims. Such incidents or reports could adversely affect our brand and reputation and could have a material adverse effect on our business, financial condition and results of operations. Similar incidents or reports occurring at competitors in our industry unrelated to us could likewise create negative publicity, which could adversely impact consumer behavior towards us.

Our food safety controls, procedures and training may not be fully effective in preventing all food safety and public health issues at our restaurants, including any occurrences of pathogens, bacteria, parasites or other toxins infecting our food supply. These potential public health issues, in addition to food tampering, could adversely affect food prices and availability of certain food products, generate negative publicity, and lead to closure of restaurants resulting in a decline in our sales or profitability. In addition, there is no guarantee that our restaurant locations will maintain the high levels of internal controls and training we require at our restaurants. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control, and may affect multiple restaurant locations as a result. We cannot assure that all food items will be properly maintained during transport throughout the supply chain or that our employees will identify all products that may be spoiled and should not be used in our restaurants. The risk of food-borne illness may also increase whenever our menu items are served outside of our control, such as by third-party food delivery services companies, customer take out or at catered events. We do not have direct control over our third-party suppliers, transporters or delivery services, and may not have visibility into their practices. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-owned or franchised restaurants could adversely affect sales at all our restaurants if highly publicized, such as on national media outlets or through social media, especially due to the geographic concentration of many of our restaurants. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. Potential food safety incidents, whether at our restaurants or involving our business partners, could lead to wide public exposure and negative publicity, which could materially harm our business. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had material adverse impacts on their operations, and we could experience a similar impact upon the occurrence of a similar incident at one of our restaurants. Additionally, even if food-borne illnesses were not identified at our restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains were highly publicized.

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

As 19% and 23% of our system-wide restaurants were franchised as of December 31, 2023 and December 25, 2022, respectively, our results of operations are dependent in part upon the operational and financial success of our franchisees. While we are responsible for ensuring the success of our system-wide restaurants and for taking a long-term view with respect to system-wide improvements, our franchisees have individual business strategies and objectives, which may conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed or close their restaurants, it could result in reduced franchise revenues, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited control with respect to the operations of our franchisees, which could have a material adverse effect on our business, financial condition and results of operations.
Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of the franchised restaurants. We provide training and support to franchisees, and set and monitor operational standards and guidelines, however, because we do not have day-to-day control over the franchisees, our franchisees may operate restaurants in a manner that is not consistent with our standards, guidelines and requirements, or hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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

We contract with one distributor, which we refer to as our “broad line” distributor, to provide virtually all of our food distribution services in the United States. If our broad-line distributor does not adequately perform its obligations or is unable to scale with our business, or our distribution is disrupted for any reason, there could be an adverse effect on our business, financial condition and results of operations.
As of December 31, 2023, we purchased substantially all of our pork from two suppliers, substantially all of our eggs from one supplier and all of our coffee from one supplier. We purchase these ingredients pursuant to purchase orders at prevailing market or negotiated contract prices and are not limited by minimum purchase requirements. The cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our restaurants or distribution centers due to problems in production or distribution, inclement weather, unanticipated demand or other conditions may materially and adversely affect our results of operations while we establish alternative supplier and distribution channels. Accordingly, although we believe that alternative supply and distribution sources are available, we may not be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our existing suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

More generally, we are subject to additional risks related to the increases to energy or transportation costs. Energy prices are in turn subject to significant volatility caused by, among other things, market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, geopolitical developments, and other world events, as well as climate change related conditions discussed above. For instance, the Russia-Ukraine war and the Israel-Hamas war could adversely impact, among other things, our raw material, energy and transportation costs, as well as certain of our suppliers, global and local macroeconomic conditions, and cause further supply chain disruptions.

Our system-wide restaurant base is geographically concentrated in the southeast portion of the United States, and we could be adversely affected by conditions specific to that region.
Our restaurants in the southeast portion of the United States represented approximately 42% of our system-wide restaurants as of December 31, 2023. Our restaurants in Florida represented approximately 23% of our system-wide restaurants as of

December 31, 2023. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the southeast portion of the United States have had, and may continue to have, material adverse effects on our business, financial condition and results of operations. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a national footprint.
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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media or artificial intelligence could have a material adverse effect on our business, financial condition and results of operations.

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, chat platforms, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our marketing strategies in order to maintain broad appeal with customers and brand relevance, particularly given the rise in digital orders by customers at home due to the increased work-from-home customer base. We also continue to invest in other digital marketing initiatives that allow us to reach our customers across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition. Additionally, negative commentary regarding our restaurants, our food or our service may be posted on our social media platforms and may be adverse to our reputation or business. This harm may be immediate, without affording us an opportunity for redress or correction.  In addition, the rapid evolution and increased adoption of artificial intelligence technologies may affect our customers’ expectations, requirements or tastes in ways we cannot adequately anticipate or adapt to, and adversely affect our business financial condition and results of operations.

Risks Related to Information Technology and Intellectual Property
Information technology system failures or breaches of our network security could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

We and our franchisees rely heavily on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any actual or perceived breach in the security of our information technology systems or those of our franchisees and third-party service providers could lead to damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and a significant theft, loss, disclosure, modification or misappropriation of, or access to, guests’, employees’, third parties’ or other proprietary data or other breach of our information technology systems could subject us or our franchisees to litigation or to actions by regulatory authorities. Furthermore, at various times we have allowed certain of our team members in our corporate headquarters to work from home. Remote working, particularly for an extended period of time, could increase certain risks to our business, including an increased risk of cybersecurity events, vulnerability of our systems and improper dissemination of confidential or personal information, if our physical and cybersecurity measures or our corporate policies are not effective. The costs to us to protect against any of the foregoing cybersecurity vulnerabilities or to address a cyber-incident could be significant and have a material adverse impact on our business, financial condition and results of operations.

Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. Certain of these technology systems contain personal, financial and other information of our customers, employees, franchisees and their employees, suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, may take many forms (including phishing, social engineering, denial or degradation of service attacks, malware or ransomware), change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In addition, our employees, franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate regulated, protected, or personally identifiable information, and may purposefully or inadvertently cause a breach involving or compromising such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us or our franchisees, and our respective security measures, as well as those of our technology vendors, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach or compromise. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Despite response procedures and measures in place in the event of an incident, a security breach could result in disruptions, shutdowns, or the theft or unauthorized disclosure of such information. The actual or alleged occurrence of any of these incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.

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

We rely on a variety of marketing and advertising techniques, including email communications, affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, promotions and partnerships, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of digital marketing, which we rely upon to attract new customers. We are, and may increasingly become, subject to other various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding and are subject to potentially differing interpretations. Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the definition of “personal information” or “personal data” under newer privacy laws is much broader than the definition of “personally identifiable information” that appears in older privacy laws, and many jurisdictions have or will soon enact new privacy laws. Specifically, certain states in which we operate or may operate in the future have enacted or may soon enact comprehensive privacy laws that may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than current federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. The California Consumer Privacy Act (“CCPA”), for example, requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which became fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. Virginia, Connecticut, Colorado and Utah have enacted similar data privacy legislation that took effect in 2023, and Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas have enacted similar data privacy legislation that will take effect at various points in 2024 and beyond. Several other states and countries are considering expanding or passing privacy laws in the near term. Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of evolving laws and regulations in this area could expose us and our franchisees to financial penalties and legal liability. Our and our franchisees’ systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so.

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

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Many applications and other devices allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, have a material adverse effect on our business, financial condition and results of operations.

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

We received a letter, dated February 21, 2022, from the Delaware Secretary of State inviting us to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company was accepted into Delaware’s Voluntary Disclosure Agreement Program, entitling it to certain benefits and protections offered to participants in the program. We intend to continue to work in good faith to complete a review of our books and records related to unclaimed or abandoned property during the periods required under the program. In the fourth quarter of 2023, the Company recorded a charge of $0.8 million for estimated probable losses that might arise from this matter. Amounts incurred and paid to resolve past due unclaimed property obligations in Delaware could have a material adverse effect on our financial condition and results of operations.

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

We have registered First Watch® and certain other names, logos and slogans used by our restaurants as trademarks or service marks with the USPTO. The First Watch® trademark is also registered in Canada. In addition, the First Watch logo, website domain name and Facebook and Instagram accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be adversely affected, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

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

Third parties may, from time to time, assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks, trade names and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in our intellectual property were invalidated or deemed unenforceable, we may not be able to prevent third parties from using such intellectual property or similar intellectual property to compete with us, which, in turn, could lead to a decline in our brand and the goodwill associated therewith and the results of operations. If our intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims. We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations regardless of whether we are able to successfully enforce our rights.

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

Since the start of the COVID-19 pandemic, the restaurant industry has experienced aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. In addition, our existing wages and benefits programs, combined with the highly competitive wage pressure resulting from the labor shortage, may be insufficient to attract and retain the best talent. Our failure to recruit and retain new restaurant employees in a timely manner or higher employee turnover levels all could affect our ability to open new restaurants and grow sales at existing restaurants, and we may experience higher than projected labor costs.

Failure to maintain our corporate culture as we grow could have a material adverse effect on our business, financial condition and results of operations.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain the innovation, teamwork, passion and focus on execution that we believe are important aspects of our corporate culture. Any failure to preserve our culture could adversely impact our operations, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have a material adverse effect on our business, financial condition and results of operations.

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

Certain customers, investors, lenders, regulators and other industry stakeholders have placed increasing importance on corporate ESG practices, which could cause us to incur additional costs and changes to our operations. If our ESG practices or disclosures do not meet stakeholders’ evolving expectations and standards, our customer and employee retention, our access to certain types of capital, and our brand and reputation may be adversely impacted, which could affect our business operations and financial condition. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, laws and regulations, which could increase our operating costs and affect our results of operations and financial condition. In addition, from time to time, we may communicate certain initiatives regarding climate change and other ESG matters. We could fail or be perceived to fail to achieve such initiatives, which may adversely affect our reputation. The future adoption of new technology or processes to achieve such initiatives could also result in the impairment of existing assets.

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

Our business is subject to the risk of litigation by employees or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. Moreover, employment and labor claims asserted against franchisees may at times be made against us as a franchisor. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we or our franchisees are unable to properly identify unauthorized workers, such workers will be subject to deportation and may subject us to fines or penalties. If any of our workers are found to be unauthorized, we could experience adverse publicity that may adversely impact our brand, disrupt our operations, make it more difficult to hire and keep qualified employees, cause temporary increases in our labor costs as we train new employees and result in adverse publicity.

We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.

Our customers occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could have a material adverse effect on our business, financial condition and results of operations. In addition, such allegations could result in adverse publicity and adversely impact our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. Additionally, we operate in states and localities where the minimum wage is significantly higher than the federal minimum wage and in such areas our staff members receive minimum compensation equal to the state’s or locality’s minimum wage. In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers. We rely on our employees to accurately disclose the full amount of their tip income, and we base our Federal Insurance Contributions Act tax reporting on the disclosures provided to us by such employees. Increases in the tip credit minimum wage in these states or localities, or under federal law, may have a material adverse effect on our labor costs, and our financial performance. Increases in federal or state minimum wage may also result in increases in the wage rates paid for non-minimum wage positions. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our operating margins would be adversely affected. If menu prices are increased by us or our franchisees to cover increased labor costs, the higher prices could adversely affect demand for our menu items, resulting in lower sales and decreased franchise revenues.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing requirements of Nasdaq, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly, particularly after we cease to be an emerging growth company. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or our Board committees or as executive officers. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We will need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

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

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (“FSMA”), signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these requirements, we anticipate that the requirements may impact our industry. Additionally, due to such regulations, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business. We may be required to incur additional time and resources to comply with new food safety requirements made under FSMA or other federal or state food safety regulations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, many applicable laws could require us to expend significant funds to make modifications to our restaurants or operations to comply with such laws. Compliance with these laws can be costly and may increase our exposure to litigation or governmental investigations or proceedings.

Our business is also subject to extensive laws and regulations relating to public company compliance, disclosure and governance matters, including accounting and tax regulations, SEC and Nasdaq disclosure requirements, as further discussed below. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Risks Related to Accounting and Financial Reporting Matters

An impairment in the carrying value of our goodwill or indefinite-lived intangible assets could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2023, we had $359.9 million of goodwill and $139.1 million of indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. We performed a qualitative annual impairment assessment of goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2023. Based on the results of the qualitative assessment, we did not perform a quantitative assessment and no impairment was recognized in 2023.

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

We have identified material weaknesses in our internal control over financial reporting, which could result in us failing to prevent or detect material misstatements of our consolidated financial statements due to error or fraud. If our remediation of the material weaknesses is not effective, or if we otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which, in turn, could adversely impact the market value of our common stock.

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”) in accordance with the rules and regulations of the SEC, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. In addition, under Section 404 our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting in the future to the extent that we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). To comply with the rules and regulations of the SEC, we need to continue to dedicate internal resources, engage outside consultants and continue to execute on a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue taking steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective.

As further described in Part II Item 9A of this Form 10-K, in connection with the preparation of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, which could result in misstatement of the consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We have taken certain measures to remediate the material weaknesses. See Item 9A for additional information.

Risks Related to Our Indebtedness

Our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Our principal amount of our term loan outstanding was $92.5 million, excluding unamortized debt discount and deferred issuance costs, and we had drawn $30.0 million on our revolving credit facility as of December 31, 2023. Our indebtedness could have significant effects on our business, such as:

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

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may adversely affect our financial condition and results of operations.

See Note 10, Debt, and Note 21, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for additional information.

The failure to comply with the covenants under our Credit Agreement or the volatile credit and capital markets could have a material adverse effect on our financial condition.

Our ability to manage our debt is dependent on our level of positive cash flow from company-owned and franchise-owned restaurants. An economic downturn may adversely impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to comply with the covenants under our Credit Agreement for our debt facilities or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

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

As a result, First Watch Restaurant Group, Inc. is dependent on loans, dividends and other payments from its operating subsidiaries to generate the funds necessary to meet its financial obligations and to pay dividends on its common stock. Its subsidiaries are legally distinct from First Watch Restaurant Group, Inc. and may be prohibited or restricted from paying dividends, including pursuant to the restrictions contained in our Credit Agreement, or otherwise making funds available to us under certain conditions. Although First Watch Restaurant Group, Inc. does not expect to pay dividends on its common stock for the foreseeable future, if it is unable to obtain funds from its subsidiaries, it may be unable to, or its Board may exercise its discretion not to, pay dividends.

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

We could remain an emerging growth company for up to five years after our IPO, which took place in September 2021, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt securities in the preceding three-year period.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and bylaws may make it more difficult to, or prevent a third party from, acquiring control of us without the approval of our Board. Among other things, these provisions:

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

Our amended and restated certificate of incorporation includes a forum selection provision. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum selection. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Advent indirectly beneficially owns approximately 56.9% of our outstanding common stock. As a result, Advent beneficially owns shares sufficient for majority votes over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

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

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock because we intend to use cash flow generated by operations to grow our business. Our Credit Agreement for our debt facilities restricts our ability to pay cash dividends on our common stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock in the public markets.

Of our issued and outstanding shares, all the common stock sold in our initial public offering is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 56.9% of our outstanding common stock is indirectly beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

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

As of December 31, 2023, we had an aggregate of 11,356,532 shares of common stock authorized for issuance under the 2021 Equity Plan and 2017 Equity Plan. Additionally, the 2021 Equity Plan contains an “evergreen provision,” pursuant to which the aggregate number of shares available for issuance will automatically increase on the first day of each fiscal year, beginning on December 26, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on (and including) December 30, 2030. While we do not intend to grant any further awards under the 2017 Equity Plan, we may issue all the shares underlying the awards granted under the 2017 Equity Plan and all of the shares authorized for issuance under the 2021 Equity Plan without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with the 2021 Equity Plan or the 2017 Equity Plan would dilute the ownership percentage held by existing stockholders.

General Risk Factors

We depend on our executive officers and certain other key employees, the loss of whom could have a material adverse effect on our business, financial condition and results of operations.

We rely upon the accumulated knowledge, skills and experience of our executive officers and certain other key employees. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. If our executive officers were to leave us or become incapacitated, it might adversely impact our planning and execution of business strategy and operations. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified executive personnel. There is a high level of competition for experienced, successful executive personnel in our industry. Our inability to meet our executive staffing requirements in the future could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

We deploy a cybersecurity program modelled on Center for Internet Security (CIS) Critical Security Controls, commonly referred to as CIS Controls. We believe our program’s control focus provides immediate protection and scalability for our business. Our program defines our governance and management oversight, and includes (i) continual training to raise user vigilance and resistance to phishing attempts and cyber-attacks, (ii) evaluation of compliance with privacy and data security regulations and (iii) reporting obligations in the event of an incident. As part of our program, we partner with a security operations center for continuous monitoring and alerting across all of our information technology systems.

Annually, we engage external consultants to evaluate the effectiveness of our cybersecurity program and recommend improvements. We have also developed vendor scoring criteria to assess cybersecurity, incidence readiness and cyber insurance of our critical vendors and service providers.

Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. Incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. As of the date of this Annual Report on Form 10-K, we have not experienced cybersecurity threats or incidents that have materially affected us. However, any actual or perceived breach in the security of our information technology systems or those of our franchisees or our critical vendors and service providers could lead to damage to or failure of our computer systems or network infrastructure which could cause an interruption in our operations and could have a material adverse effect on our business. Furthermore, a significant theft, loss, disclosure, modification or misappropriation of, or access to, guests’, employees’, third parties’ or other proprietary data or other breach of our information technology systems could subject us or our franchisees to litigation or to actions by regulatory authorities. See also Item 1A. “Risk Factors - Risks Related to Information Technology and Intellectual Property—Information technology system failures or breaches of our network security could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.”

Governance

The Audit Committee of our Board is tasked with oversight of certain risk issues, including cybersecurity. The Audit Committee receives reports on cybersecurity at least annually from the Company’s SVP, Informational Technology, who has over 25 years of experience in the management of information technology systems and cybersecurity. The Audit Committee briefs the full Board of Directors on these matters as a part of its reports of its meetings.

Item 2. Properties
We lease all our company-owned restaurant facilities. As of December 31, 2023, we had 425 company-owned restaurants and 99 franchise-owned restaurants located in 29 states, including a large presence in Florida, Texas, Ohio and Arizona. As of December 31, 2023, company-owned and franchise-owned restaurants by jurisdiction were:

State	Company-owned	Franchise-owned	Total
Alabama	5	—	5
Arizona	31	—	31
Arkansas	—	3	3
Colorado	19	—	19
Delaware	4	—	4
Florida	123	—	123
Georgia	23	—	23
Illinois	7	—	7
Indiana	6	1	7
Kansas	10	—	10
Kentucky	2	14	16
Louisiana	—	1	1
Maryland	11	—	11
Michigan	11	—	11
Mississippi	—	1	1
Missouri	17	7	24
Nebraska	6	—	6
New Jersey	5	—	5
North Carolina	3	33	36
Ohio	40	—	40
Oklahoma	—	1	1
Pennsylvania	19	—	19
South Carolina	4	3	7
Tennessee	12	8	20
Texas	42	21	63
Utah	—	1	1
Virginia	20	4	24
West Virginia	—	1	1
Wisconsin	5	—	5
TOTAL	425	99	524

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

Holders

As of March 1, 2024, there were 25 stockholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.

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

Issuer Purchases of Equity Securities

None

Cumulative Stock Performance Graph

The following graph compares the cumulative annual stockholders return on our common stock from October 1, 2021, the date our common stock began trading on Nasdaq, through December 31, 2023, to that of the total return index for the Nasdaq Composite Index and the S&P Restaurants Index assuming an investment of $100 on October 1, 2021. The graph uses the closing market price on October 1, 2021 of $22.13 per share as the initial value of our common stock. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	October 1, 2021	December 26, 2021	December 25, 2022	December 31, 2023
First Watch Restaurant Group, Inc.	$100.00	$72.16	$64.20	$90.80
Nasdaq Composite Index	$100.00	$107.62	$72.77	$104.97
S&P Restaurants Index	$100.00	$84.95	$67.46	$79.93
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
Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. In 2023, First Watch was named the top restaurant brand in Yelp’s inaugural list of the top 50 most-loved brands in the United States. In 2023 and 2022, First Watch was named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute. In 2022, First Watch was recognized with ADP’s coveted Culture at Work Award. The Company is majority owned by Advent International L.P., one of the world’s largest private-equity firms. The Company’s common stock trades on Nasdaq under the ticker symbol “FWRG.”

The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of December 31, 2023, the Company had 425 company-owned restaurants and 99 franchise-owned restaurants. The Company does not operate outside of the United States.

The Company’s 52- or 53-week fiscal years end on the last Sunday of each calendar year. Its fiscal quarters are comprised of 13 weeks each and end on the 13th Sunday of each quarter, save for 53-week years during which the fourth quarter ends on the 14th Sunday of the fourth quarter. All references to 2023 reflect the results of the 53-week fiscal year ended December 31, 2023. All references to 2022 and 2021 reflect the 52-week fiscal years ended December 25, 2022 and December 26, 2021, respectively. We report financial and operating information in one segment.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). There were 327 restaurants and 301 restaurants in our Comparable Restaurant Base in 2023 and in 2022, respectively. There were 205 restaurants in the four-year Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings and other transitional changes.

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
Financial Highlights

The financial results of 2023 reflect the continued growth of the Company. Our AUV increased 10.7% to $2.3 million in 2023 from $2.0 million in 2022. The Company continued to accelerate the pace of new restaurant openings with 37 NROs in 2023 and we executed on our growth strategy as we acquired 23 operating restaurants from our franchisees in 2023.

Financial highlights 2023, which was a 53-week fiscal year, include the following:

•Total revenues increased 22.1% to $891.6 million from $730.2 million in 2022
•System-wide sales increased 20.6% to $1.1 billion from $914.8 million in 2022
•Same-restaurant sales growth of 7.6%* (up 38.9% relative to 2019**)
•Same-restaurant traffic growth of 0.2%* (up 7.5% relative to 2019**)
•Income from operations increased to $41.3 million from $16.9 million in 2022
•Income from operations margin increased to 4.7% from 2.4% in 2022
•Restaurant level operating profit*** increased to $175.7 million from $128.9 million in 2022
•Restaurant level operating profit margin*** increased to 20.0% from 17.9% in 2022
•Net income increased to $25.4 million from $6.9 million in 2022
•Adjusted EBITDA*** increased to $99.5 million from $69.3 million in 2022
•Opened 51 system-wide restaurants (37 company-owned and 14 franchise-owned) across 19 states resulting in a total of 524 system-wide restaurants (425 company-owned and 99 franchise-owned) across 29 states
___________________
*Comparison to the 53 weeks ended January 1, 2023, is provided for enhanced comparability.
**Comparison to the 53 weeks ended January 5, 2020, is provided for enhanced comparability.
*** See Non-GAAP Financial Measure Reconciliations section below.

Business Trends

Throughout 2023 and as compared to the prior year, First Watch continued to see dining room traffic grow. The off-premises occasions, including higher-cost third-party delivery occasions declined for the Company. The Company’s same-restaurant sales grew 7.6% during the year on the strength of modest 7% menu price increases and overall traffic growth.

We continued to experience a decline in the average cost across our consolidated market basket relative to the prior year. Though still high, full-year average costs were 50 basis points lower than 2022. We expect inflation to trend upward during the fiscal year ending December 29, 2024 (“2024”) in the range of 2% to 4%.

In 2023, our manager and hourly team member turnover improved sequentially throughout each quarter. At year end, we were staffed with over 120 managers to lead and operate our future new company-owned restaurants. We experienced overall restaurant-level labor cost inflation of 8% and we expect 5% to 7% labor inflation in 2024.

With respect to our new restaurant openings, we have experienced more frequent delays in developers’ delivery of new commercial space as well as increased availability of second-generation sites. Furthermore, our capital invested in new restaurants has increased significantly due in part to inflation, as well as to our strategy of leasing larger dining and kitchen space to serve unmet demand in selected trade areas.

In late January 2024, we increased in-restaurant menu prices approximately 2% to offset the negative effects of inflationary costs.

Development Highlights

During 2023, the Company had a total of 51 new system-wide restaurants in 19 states and we closed one company-owned restaurant. We also acquired 23 operating restaurants from our franchisees in the execution of our growth strategy. See Note 3, Business Acquisitions, in the accompanying notes to the consolidated financial statements for additional information. At December 31, 2023, the Company had a total of 524 system-wide restaurants.

	FISCAL YEAR 2023
	Company-owned	Franchise-owned	Total
Beginning of period	366	108	474
New restaurants	37	14	51
Acquisitions of franchise-owned restaurants	23	(23)	—
Closures	(1)	—	(1)
End of period	425	99	524

We expect to open between 43 to 47 company-owned restaurants and 9 to 11 franchise-owned restaurants during 2024. We also plan on closing 1 company-owned restaurant, resulting in a total of 51 to 57, net new system-wide restaurants in 2024.

Selected Operating Data

	FISCAL YEAR
	2023		2022	2021
Operating weeks in fiscal year	53		52	52
System-wide restaurants	524		474	435
Company-owned	425		366	341
Franchise-owned	99		108	94
System-wide sales (in thousands)	$1,103,089		$914,816	$750,674
Same-restaurant sales growth	7.6%	*	14.5%	63.0%
Same-restaurant traffic growth	0.2%	*	7.7%	52.6%
AUV (in thousands)	$2,250		$2,032	$1,786
Income from operations (in thousands)	$41,267		$16,913	$22,243
Income from operations margin	4.7%		2.4%	3.8%
Restaurant level operating profit (in thousands) (1)	$175,658		$128,936	$115,404
Restaurant level operating profit margin (1)	20.0%		17.9%	19.5%
Net income (loss) (in thousands)	$25,385		$6,907	$(2,107)
Net income (loss) margin	2.8%		0.9%	(0.4)%
Adjusted EBITDA (in thousands) (2)	$99,483		$69,278	$66,301
Adjusted EBITDA margin (2)	11.2%		9.5%	11.0%
________________
* Comparison to the 53 weeks ended January 1, 2023, is provided for enhanced comparability.
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

Results of Operations
The discussion that follows includes a comparison of our results of operations for 2023 and 2022.
The following table summarizes our results of operations and the percentages of items in our Consolidated Statements of Operations and Comprehensive Income (Loss) in relation to Total revenues or, where indicated, Restaurant sales for 2023 and 2022:

	FISCAL YEAR
(in thousands)	2023		2022
Revenues
Restaurant sales	$877,092	98.4%	$719,181	98.5%
Franchise revenues	14,459	1.6%	10,981	1.5%
Total revenues	891,551	100.0%	730,162	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	197,374	22.5%	172,561	24.0%
Labor and other related expenses	294,010	33.5%	238,257	33.1%
Other restaurant operating expenses	134,477	15.3%	114,476	15.9%
Occupancy expenses	68,400	7.8%	59,919	8.3%
Pre-opening expenses	7,173	0.8%	5,414	0.8%
General and administrative expenses	103,121	11.6%	84,959	11.6%
Depreciation and amortization	41,223	4.6%	34,230	4.7%
Impairments and loss on disposal of assets	1,359	0.2%	920	0.1%
Transaction expenses, net	3,147	0.4%	2,513	0.3%
Total operating costs and expenses	850,284	95.4%	713,249	97.7%
Income from operations (1)	41,267	4.7%	16,913	2.4%
Interest expense	(8,063)	(0.9)%	(5,232)	(0.7)%
Other income, net	2,871	0.3%	910	0.1%
Income before income taxes	36,075	4.0%	12,591	1.7%
Income tax expense	(10,690)	(1.2)%	(5,684)	(0.8)%
Net income	$25,385	2.8%	$6,907	0.9%
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

	FISCAL YEAR
(in thousands)	2023	2022	Change
Restaurant sales:
In-restaurant dining sales	$716,960	$571,048	$145,912	25.6%
Third-party delivery sales	91,433	82,049	9,384	11.4%
Take-out sales	68,699	66,084	2,615	4.0%
Total Restaurant sales	$877,092	$719,181	$157,911	22.0%

The increase in total restaurant sales during 2023 as compared to 2022 was primarily due to (i) $53.5 million from same-restaurant sales growth of 7.6%, mainly driven by menu price increases, (ii) $85.1 million from restaurants not in the

Comparable Restaurant Base, which included $25.5 million from our 37 NROs and $18.4 million from the 23 restaurants we had acquired from our franchisees and (iii) $19.2 million of restaurant sales during the 53rd week of 2023.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	FISCAL YEAR
(in thousands)	2023	2022	Change
Franchise revenues:
Royalty and system fund contributions	$13,464	$10,683	$2,781	26.0%
Initial fees	388	298	90	30.2%
Business combinations - revenues recognized	607	—	607	—%
Total Franchise revenues	$14,459	$10,981	$3,478	31.7%
The increase in franchise revenues during 2023 as compared to 2022 was primarily driven by (i) the increase in sales from franchise-owned restaurants, (ii) $0.6 million from 14 franchise-owned NROs and (iii) $0.6 million of deferred franchise revenues recognized in connection with the acquisitions of restaurants from our franchisees. The increase was partially offset by $0.6 million lower franchise fees as a result of the acquisitions of restaurants from our franchisees during 2023.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	FISCAL YEAR
(in thousands)	2023	2022	Change
Food and beverage costs	$197,374	$172,561	$24,813	14.4%
As a percentage of restaurant sales	22.5%	24.0%	(1.5)%

Food and beverage costs as a percent of restaurant sales decreased during 2023 as compared to 2022 primarily due to (i) lower commodity costs across the market basket, driven mostly by decreases in pork and avocado prices, and (ii) leveraging menu price increases.

Food and beverage costs increased during 2023 as compared to 2022 primarily as a result of (i) the increase in restaurant sales, (ii) 37 NROs and (iii) 23 restaurants we had acquired from our franchisees. The increase was partially offset by lower commodity costs across the market basket, driven mostly by decreases in pork and avocado prices.

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

	FISCAL YEAR
(in thousands)	2023	2022	Change
Labor and other related expenses	$294,010	$238,257	$55,753	23.4%
As a percentage of restaurant sales	33.5%	33.1%	0.4%

Labor and other related expenses as a percentage of restaurant sales increased during 2023 as compared to 2022 primarily as a result of the increase in wages and staffing to serve growing dining room traffic and strategic growth. This increase was partially offset by lower health insurance costs.

The increase in labor and other related expenses during 2023 as compared to 2022 was primarily due to (i) the increase in wages and staffing levels, (ii) 37 NROs and (iii) 23 restaurants we had acquired from our franchisees. This increase was partially offset by lower health insurance costs.
Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	FISCAL YEAR
(in thousands)	2023	2022	Change
Other restaurant operating expenses	$134,477	$114,476	$20,001	17.5%
As a percentage of restaurant sales	15.3%	15.9%	(0.6)%
Other restaurant operating expenses as a percentage of restaurant sales during 2023 decreased as compared to 2022 primarily due to (i) leveraging restaurant sales, (ii) lower costs of to-go supplies, (iii) lower insurance costs and (iv) lower third-party delivery fees mainly driven from leveraging in-restaurant dining sales. This decrease was partially offset by higher repairs and maintenance expense.
The increase in other restaurant operating expenses during 2023 as compared to 2022 was driven by the increase in restaurant sales, restaurant growth and restaurant acquisitions from our franchisees resulting in an increase of (i) $11.8 million related to credit card fees, utilities and repairs and maintenance, (ii) $3.9 million related to operating supplies and (iii) $2.2 million related to third-party delivery services fees. The increase was partially offset by lower insurance costs of $0.4 million.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	FISCAL YEAR
(in thousands)	2023	2022	Change
Occupancy expenses	$68,400	$59,919	$8,481	14.2%
As a percentage of restaurant sales	7.8%	8.3%	(0.5)%
The decrease in occupancy expenses as a percentage of restaurant sales during 2023 as compared to 2022 was primarily due to leveraging restaurant sales.
The increase in occupancy expenses during 2023 as compared to 2022 was primarily due to our NROs and the acquired restaurants from our franchisees.
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

	FISCAL YEAR
(in thousands)	2023	2022	Change
Pre-opening expenses	$7,173	$5,414	$1,759	32.5%

Pre-opening expenses have continued to increase over the last few years, in part due to management’s decision to gain early access to facilities during the build-out phase. Early access improves the Company’s influence over the pace and timing of completion of new restaurants.

The increase in pre-opening expenses during 2023 as compared to 2022 was primarily due to (i) the higher number of restaurants opened and the increase in staffing and wages, as well as (ii) pre-opening rent expense mainly related to the increase in the number of new restaurant openings and restaurants that are expected to open, in addition to the investment in larger, stand-alone company-owned restaurants.
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

	FISCAL YEAR
(in thousands)	2023	2022	Change
General and administrative expenses	$103,121	$84,959	$18,162	21.4%

The increase in general and administrative expenses during 2023 as compared to 2022 was mainly due to (i) $15.2 million in compensation expense from performance-based compensation and additional employee headcount to support growth, (ii) $1.4 million of fees associated with investments in technology initiatives, (iii) $1.0 million in marketing expense, (iv) $0.8 million of estimated probable losses recorded in connection with the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program (“VDA Program”) (see Note 18, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements for additional information), and (v) approximately $0.4 million of costs incurred in connection with the VDA Program. This increase was partially offset by $2.8 million lower stock-based compensation expense mainly due to the accelerated recognition method for certain stock option grants as well as forfeitures of stock option grants, net of the stock-based compensation expense recognized for stock-based awards issued during 2023.
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

	FISCAL YEAR
(in thousands)	2023	2022	Change
Depreciation and amortization	$41,223	$34,230	$6,993	20.4%
The increase in depreciation and amortization during 2023 as compared to 2022 was primarily due to incremental depreciation of capital expenditures associated with NROs and the acquired restaurants from our franchisees.

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

	FISCAL YEAR
(in thousands)	2023	2022	Change
Impairments and loss on disposal of assets	$1,359	$920	$439	47.7%
In 2023, we recorded total impairment charges of $0.5 million, which primarily related to the long-lived assets of two company-owned restaurants for which management agreed to accelerate the expected closure dates.
In 2022, the amounts represented write-off of assets retired as a result of restaurant closures or replacements of assets.
Transaction Expenses, Net
Transaction expenses, net include (i) costs incurred in connection with the acquisition of franchise-owned restaurants, (ii) costs related to certain equity offerings, (iii) costs related to restaurant closures, (iv) gains or losses associated with lease or contract terminations and (v) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017.

	FISCAL YEAR
(in thousands)	2023	2022	Change
Transaction expenses, net	$3,147	$2,513	$634	25.2%
Transaction expenses, net increased during 2023 as compared to 2022 primarily due to costs incurred in connection with the acquisitions of restaurants from our franchisees. This increase was partially offset by (i) lower costs incurred by us in connection with the sale of the Company’s common stock by funds managed by Advent through secondary public offerings and (ii) costs incurred related to restaurant closures in 2022.
Income from Operations and Income from Operations Margin

	FISCAL YEAR
(in thousands)	2023	2022	Change
Income from operations	$41,267	$16,913	$24,354	144.0%
Income from operations margin	4.7%	2.4%	2.3%
Income from operations margin increased during 2023 as compared to 2022 primarily due to (i) leveraging restaurant sales and (ii) lower costs for pork, avocados and to-go supplies. This was partially offset by the increase in restaurant-level staffing and wages.

Income from operations increased during 2023 as compared to 2022 primarily due to (i) the increase in restaurant sales and franchise revenues and (ii) lower costs for commodities and to-go supplies. This increase was partially offset by (i) higher restaurant-level wages and staffing, (ii) higher operating costs and depreciation expense driven by our restaurant growth and acquisitions of franchise-owned restaurants, as well as (iii) higher general and administrative expenses mainly attributable to additional employee headcount and performance-based compensation.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	FISCAL YEAR
(in thousands)	2023	2022	Change
Interest expense	$(8,063)	$(5,232)	$(2,831)	54.1%

The increase in interest expense during 2023 as compared to 2022 was primarily due to higher interest rates and the increase in outstanding debt.
Other Income, Net

Other income (expense), net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	FISCAL YEAR
(in thousands)	2023	2022	Change
Other income, net	$2,871	$910	$1,961	n/m (1)
____________
(1) Not meaningful.
The increase in Other income, net in 2023 as compared to 2022 primarily related to the increase in (i) interest income and (ii) insurance recoveries, net of costs incurred, in connection with Hurricane Ian.
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	FISCAL YEAR
(in thousands)	2023	2022	Change
Income tax expense	$(10,690)	$(5,684)	$(5,006)	88.1%
Effective income tax rate	29.6%	45.1%	(15.5)%

The change in the effective income tax rates for 2023 as compared to 2022 was mainly due to (i) the change in the valuation allowance, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iii) impacts of executive stock-based compensation and (iv) non-deductible costs associated with underwritten secondary public offerings of the Company’s common stock by entities affiliated with our majority owner, Advent International L.P., and the Registration Statement on Form S-3 filed in 2022.

Net Income and Net Income Margin

	FISCAL YEAR
(in thousands)	2023	2022	Change
Net income	$25,385	$6,907	$18,478	n/m (1)
Net income margin	2.8%	0.9%	1.9%
___________
(1) Not meaningful.

The increase in net income and net income margin during 2023 as compared to 2022 was primarily due to the increase in income from operations, which was partially offset by higher (i) interest expense and (ii) income tax expense.
Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	FISCAL YEAR
(in thousands)	2023	2022	Change
Restaurant level operating profit	$175,658	$128,936	$46,722	36.2%
Restaurant level operating profit margin	20.0%	17.9%	2.1%

Restaurant level operating profit margin during 2023 increased as compared to 2022 primarily due to (i) leveraging restaurant sales and (ii) lower commodity costs across the market basket, driven mostly by decreases in pork and avocado prices and lower costs of to-go supplies. This was partially offset by the increase in restaurant-level staffing and wages.

Restaurant level operating profit during 2023 increased as compared to 2022 primarily due to (i) same-restaurant sales growth, primarily driven by menu price increases, (ii) 37 NROs, (iii) 23 restaurants acquired from our franchisees and (iv) lower costs for commodities, driven mostly by decreases in pork and avocado prices, and lower costs of to-go supplies. This was partially offset by the increase in (i) operating costs and expenses driven by our restaurant growth and (ii) restaurant-level staffing and wages.
Adjusted EBITDA and Adjusted EBITDA Margin

	FISCAL YEAR
(in thousands)	2023	2022	Change
Adjusted EBITDA	$99,483	$69,278	$30,205	43.6%
Adjusted EBITDA margin	11.2%	9.5%	1.7%
The increase in Adjusted EBITDA and Adjusted EBITDA margin during 2023 as compared to 2022 was primarily due to the increase in restaurant level operating profit and restaurant level operating profit margin. This was partially offset by the increase in general and administrative expenses, mainly due to the increase in compensation expense.

Non-GAAP Financial Measure Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income (Loss) and Net income (loss) margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:
.

	FISCAL YEAR
(in thousands)	2023	2022	2021
Net income (loss)	$25,385	$6,907	$(2,107)
Depreciation and amortization	41,223	34,230	32,379
Interest expense	8,063	5,232	20,099
Income taxes	10,690	5,684	2,477
EBITDA	85,361	52,053	52,848
Stock-based compensation (1)	7,604	10,374	8,596
Transaction expenses (income), net (2)	3,147	2,513	(1,156)
Strategic transition costs (3)	892	2,318	2,402
Impairments and loss on disposal of assets (4)	1,359	920	381
Delaware Voluntary Disclosure Agreement Program (5)	1,250	149	—
Recruiting and relocation costs (6)	465	681	351
Severance costs (7)	26	155	265
Insurance proceeds in connection with natural disasters, net (8)	(621)	115	—
Loss on extinguishment of debt	—	—	2,403
COVID-19 related charges (9)	—	—	211
Adjusted EBITDA	$99,483	$69,278	$66,301

Total revenues	$891,551	$730,162	$601,193
Net income (loss) margin	2.8%	0.9%	(0.4)%
Adjusted EBITDA margin	11.2%	9.5%	11.0%

Additional information
Deferred rent expense (income) (10)	$2,090	$2,418	$(2,011)
_____________________________
(1) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Represents (i) costs incurred in connection with the acquisition of franchise-owned restaurants, (ii) costs related to certain equity offerings, (iii) costs related to restaurant closures, (iv) gains or losses associated with lease or contract terminations and (v) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017.
(3) Represents costs related to process improvements and strategic initiatives. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(4) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements, restaurant closures and natural disasters.
(5) Represents estimated probable loss and professional service costs incurred in connection with the Delaware Voluntary Disclosure Agreement Program related to unclaimed or abandoned property. These costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(6) Represents costs incurred for hiring qualified individuals as we assessed the redesign of our systems and processes. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(7) Severance costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(8) Represents insurance recoveries, net of costs incurred, in connection with Hurricane Ian, which were recorded in Other income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	FISCAL YEAR
(in thousands)	2023	2022	2021
Income from operations	$41,267	$16,913	$22,243
Less: Franchise revenues	(14,459)	(10,981)	(8,850)
Add:
General and administrative expenses	103,121	84,959	70,388
Depreciation and amortization	41,223	34,230	32,379
Transaction expenses (income), net (1)	3,147	2,513	(1,156)
Impairments and loss on disposal of assets (2)	1,359	920	381
Costs in connection with natural disasters (3)	—	382	—
COVID-19 related charges (4)	—	—	19
Restaurant level operating profit	$175,658	$128,936	$115,404

Restaurant sales	$877,092	$719,181	$592,343
Income from operations margin	4.7%	2.4%	3.8%
Restaurant level operating profit margin	20.0%	17.9%	19.5%

Additional information
Deferred rent expense (income) (5)	$1,891	$2,219	$(2,075)
_____________________________
(1) Represents (i) costs incurred in connection with the acquisition of franchise-owned restaurants, (ii) costs related to certain equity offerings, (iii) costs related to restaurant closures, (iv) gains or losses associated with lease or contract terminations and (v) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to August 2017.
(2) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements, restaurant closures and natural disasters.
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

Liquidity and Capital Resources

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $49.6 million. The Company had $92.5 million of principal amount outstanding of its existing $100.0 million term loan A facility (the “Term Facility”), excluding unamortized debt discount and deferred issuance costs, and the Company had drawn $30.0 million on its existing $75.0 million revolving credit facility (the “Revolving Credit Facility”) as of December 31, 2023. Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low because our restaurants store very little inventory and our customers pay for their purchases at the time of the sale which frequently precedes our payment terms with suppliers.

On January 5, 2024, (the “Closing Date”), FWR Holding Corporation, a Delaware corporation (“FWR”), an indirect subsidiary of the Company, entered into that certain Amendment No. 2 to Credit Agreement (the “Amendment”), by and among FWR, as borrower, AI Fresh Parent, Inc., a Delaware corporation and indirect subsidiary of the Company (“Holdings”), the subsidiaries of FWR party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (in such capacities, the “Administrative Agent”), which amended its credit agreement dated as of October 6, 2021 ((as previously amended, and as amended by the Amendment, the “Credit Agreement”) by and among FWR, Holdings, the lenders from time to time party thereto and the Administrative Agent. Pursuant to the terms of the Amendment, (i) the Term Facility was replaced with a new $100.0 million term loan A facility, (the “New Term Facility”), on terms substantially identical to the Term Facility, (ii) the Revolving Credit Facility was replaced with a new $75.0 million revolving credit facility (the “New Revolving Credit Facility”) on terms substantially identical to the Revolving Credit Facility, (iii) a new $125.0 million incremental delayed draw term loan facility, (the “New Delayed Draw Term Facility”), was established that will be available to FWR in one or more draws of at least $5.0 million each for a period of 18 months following the Closing Date, and (iv) the New Revolving Credit Facility was increased by $50.0 million in new revolving credit commitments bringing the aggregate committed amount under the New Revolving Credit Facility to $125.0 million. Commitments in respect of the New Delayed Draw Term Facility may be reduced, in whole or in part, at any time prior to 18 months following the Closing Date in the sole discretion of FWR. Loans under the New Term Facility and, once funded, the New Delayed Draw Term Facility will constitute the same class of term loans for all purposes under the amendment to the Credit Agreement.

We believe that our cash flows from operations, availability under our Credit Agreement and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded first through additional indebtedness and thereafter through the issuance of equity. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position in order to enhance financial flexibility. On November 7, 2022, we filed a Registration Statement on Form S-3 that allows the Company to sell up to 5,000,000 shares of common stock from time to time in one or more offerings.

We estimate that our capital expenditures, not including capital allocated to acquisitions of franchise-owned restaurants, will total approximately $125.0 million to $135.0 million in 2024, which will be invested primarily in new restaurant projects and planned remodels. We plan to fund the capital expenditures and our significant acquisitions primarily with cash generated from our operating activities as well as with borrowings from our facilities pursuant to our Credit Agreement.
Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for 2023 and 2022:

	FISCAL YEAR
(in thousands)	2023	2022
Cash provided by operating activities	$95,338	$62,937
Cash used in investing activities	(123,370)	(63,111)
Cash provided by (used in) financing activities	28,070	(2,018)
Net increase (decrease) in cash and cash equivalents and restricted cash	$38	$(2,192)

Cash provided by operating activities during 2023 was $95.3 million as compared to $62.9 million during 2022 primarily due to (i) the increase in net income of $18.5 million, (ii) the impact of non-cash charges of $10.8 million and (iii) a net change in operating assets and liabilities of $3.2 million. The increase in the non-cash charges was primarily driven by increases in (i) deferred income taxes, (ii) depreciation and amortization and (iii) non-cash operating lease costs. This increase was partially offset by lower stock-based compensation expense. The net change in operating assets and liabilities was primarily due to (i) higher accrued compensation and (ii) the timing of operational payments.
Cash used in investing activities increased to $123.4 million during 2023 from $63.1 million during 2022 primarily as a result of the increase in capital expenditures to support our restaurant growth and the acquisitions of restaurants from our franchisees.
Cash provided by financing activities of $28.1 million during 2023 compared to cash used in financing activities of $2.0 million during 2022 was primarily due to proceeds from borrowings on our revolving credit facility, partially offset by the increase in principal repayments on the Term Facility.
Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 10, Debt, in the accompanying consolidated financial statements for additional information relating to our long-term debt and Note 12, Leases, in the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information related to our operating and financing leases.

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

Purchase obligations also include firm minimum commitments in excess of 12 months for certain contracts. Refer to Note 18, Commitments and Contingencies, in the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

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

Business Combinations

We account for acquisitions using the purchase method of accounting. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. We determine the fair values of tangible and intangible assets acquired generally in consultation with a third-party valuation advisor. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows and discount rates. In addition, we have estimated the value and economic lives of certain tangible assets based on historical information, industry estimates and averages, which are used to calculate depreciation and amortization expense. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period (not to exceed a year from the date of acquisition), we report provisional amounts in our consolidated financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date and costs that we incur to complete the business combination, such as legal and other professional fees, are expensed as they are incurred.

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

During 2023 and 2022, we elected to perform a qualitative assessment for our annual impairment review of goodwill and indefinite-lived intangibles. In considering the qualitative approach related to goodwill, we considered factors including, but not limited to, macro-economic conditions, market and industry conditions, the competitive environment, results of prior impairment tests, operational stability, the overall financial performance of the reporting unit and the impacts of the discount rates. Management also considered the specific future outlook for the reporting unit. As it relates to our trade names and trademarks, we evaluate similar factors as the goodwill assessment, in addition to impacts of potential changes to the assumed royalty rate. Based on the results of the qualitative assessment, Management concluded that impairment of goodwill and its indefinite-lived intangibles was not likely and as a result, management was not required to perform a quantitative assessment.

Long-Lived Assets and Definite-Lived Intangible Assets

Long-lived assets deployed at company-owned restaurants include (i) property, fixtures and equipment, (ii) operating lease right-of-use asset, net of the related operating lease liability and (iii) reacquired rights to the extent the restaurant had been acquired by the Company. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. The comparison is performed at the lowest level of identifiable cash flows, which is primarily at the individual restaurant level. Significant judgment is used to determine the expected useful lives of long-lived assets and the estimated future cash flows, including projected sales growth, operating margins and ongoing maintenance and improvement of the assets. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized.

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

Stock-Based Compensation and Fair Value of Common Stock

Stock-based compensation expense is measured based on the award’s grant date fair value. Stock-based compensation expense related to time-based stock option awards issued under the 2017 Equity Plan is recognized on an accelerated recognition method over the requisite service period. Prior to our IPO, we had not recognized any stock-based compensation expense for our performance-based stock option awards issued under the 2017 Equity Plan as the satisfaction of the performance conditions were not considered probable. Upon consummation of the Company’s IPO in October 2021, certain performance-based stock option awards issued under the 2017 Equity Plan for which the performance and market conditions were satisfied as a result of the Company’s IPO, converted into time-based stock option awards with the related stock-based compensation expense to be recognized on an accelerated recognition method over the remaining service period. The performance-based stock option awards that did not convert into time-based stock option awards were canceled and unrecognized compensation expense for those canceled performance-based stock option awards was recognized on the date of the Company’s IPO. No awards were granted under the 2017 Equity Plan during 2023 and 2022 and the Company does not intend to grant any further awards under the 2017 Equity Plan. Stock-based compensation expense related to time-based stock option awards issued under the 2021 Equity Plan is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur for all awards.
We estimate the fair value of stock option awards using the Black-Scholes valuation model, which involves several assumptions and judgments including the expected term of the stock option, expected volatility, the risk-free interest rate and the expected dividend yield. The Company does not have sufficient historical stock option exercise activity and therefore we estimated the expected term of stock options granted under the 2021 Equity Plan using the simplified method, which represents the mid-point between the vesting period and the contractual term for each grant. Prior to the IPO, the expected term of stock option awards was determined based on data from publicly traded companies. The expected volatility of stock option awards is based on the historical volatilities of a set of publicly traded peer companies in a similar industry as the Company lacks company-specific historical or implied volatility information. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not have intentions of paying dividends in the foreseeable future. These assumptions represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, our stock-based compensation expense could have been materially different.
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
See Note 17, Stock-Based Compensation, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.
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

The Company’s market basket experienced cost deflation of 50 basis points in 2023. In 2024, we expect cost inflation for our entire market basket in the range of 2% to 4%.

In 2024, we have locked prices for approximately 32% of our market basket. Other commodities are purchased based upon negotiated price ranges established with vendors and are subject to fixed prices or fixed formulas for 30-to-90 day periods.

Interest Rate Risk

As of December 31, 2023, we had $92.5 million in outstanding borrowings, excluding unamortized debt discount and deferred issuance costs. Our loans pursuant to our Credit Agreement incur interest at a floating rate and we also pay an unused commitment fee of between 25 and 50 basis points on the undrawn commitments under our Revolving Credit Facility, depending on the Total Rent Adjusted Net Leverage Ratio, as defined in our Credit Agreement. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90.0 million of the outstanding variable rate debt. Under the terms of the interest rate swap agreements, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 10, Debt, and Note 11, Interest Rate Swaps, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of First Watch Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Watch Restaurant Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and December 25, 2022, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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
March 5, 2024

We have served as the Company’s auditor since 1999.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 31, 2023	DECEMBER 25, 2022
Assets
Current assets:
Cash and cash equivalents	$49,632	$49,672
Restricted cash	329	251
Accounts receivable	5,532	6,164
Inventory	5,381	5,028
Prepaid expenses	7,494	5,800
Derivative assets, current	457	—
Other current assets	2,365	373
Total current assets	71,190	67,288
Goodwill	359,883	345,219
Intangible assets, net	151,186	143,151
Operating lease right-of-use assets	420,001	352,373
Property, fixtures and equipment, net of accumulated depreciation of $181,481 and $145,720, respectively	263,082	195,117
Other long-term assets	1,703	1,298
Total assets	$1,267,045	$1,104,446
Liabilities and Equity
Current liabilities:
Accounts payable	$6,324	$7,590
Accrued liabilities	35,630	22,729
Accrued compensation and deferred payroll taxes	21,711	17,899
Deferred revenues	5,499	5,193
Current portion of operating lease liabilities	40,281	38,936
Current portion of long-term debt	5,628	6,257
Note payable	—	1,376
Total current liabilities	115,073	99,980
Operating lease liabilities	441,290	366,113
Long-term debt, net	119,767	94,668
Deferred income taxes	25,331	17,166
Derivative liabilities	1,346	—
Other long-term liabilities	2,954	3,384
Total liabilities	705,761	581,311
Commitments and contingencies (Note 18)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,891,705 and 59,211,019 shares issued and outstanding at December 31, 2023 and December 25, 2022, respectively	599	592
Additional paid-in capital	634,099	620,675
Accumulated deficit	(72,747)	(98,132)
Accumulated other comprehensive loss	(667)	—
Total equity	561,284	523,135
Total liabilities and equity	$1,267,045	$1,104,446
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	FISCAL YEAR
	2023	2022	2021
Revenues:
Restaurant sales	$877,092	$719,181	$592,343
Franchise revenues	14,459	10,981	8,850
Total revenues	891,551	730,162	601,193
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	197,374	172,561	134,201
Labor and other related expenses	294,010	238,257	189,167
Other restaurant operating expenses	134,477	114,476	94,847
Occupancy expenses	68,400	59,919	55,433
Pre-opening expenses	7,173	5,414	3,310
General and administrative expenses	103,121	84,959	70,388
Depreciation and amortization	41,223	34,230	32,379
Impairments and loss on disposal of assets	1,359	920	381
Transaction expenses (income), net	3,147	2,513	(1,156)
Total operating costs and expenses	850,284	713,249	578,950
Income from operations	41,267	16,913	22,243
Interest expense	(8,063)	(5,232)	(20,099)
Other income (expense), net	2,871	910	(1,774)
Income before income taxes	36,075	12,591	370
Income tax expense	(10,690)	(5,684)	(2,477)
Net income (loss)	$25,385	$6,907	$(2,107)

Net income (loss)	$25,385	$6,907	$(2,107)
Other comprehensive loss:
Unrealized loss on derivatives	(889)	—	—
Income tax related to other comprehensive loss	222	—	—
Other comprehensive loss	(667)	—	—
Comprehensive income (loss)	$24,718	$6,907	$(2,107)

Net income (loss) per common share - basic	$0.43	$0.12	$(0.04)
Net income (loss) per common share - diluted	$0.41	$0.11	$(0.04)
Weighted average number of common shares outstanding - basic	59,531,404	59,097,512	48,213,995
Weighted average number of common shares outstanding - diluted	61,191,613	60,140,045	48,213,995

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 27, 2020	266,667	$3	45,013,784	$450	$423,345	$(102,932)	$—	$320,866
Share issuance	—	—	10,877,850	109	176,965	—	—	177,074
Conversion of preferred shares	(266,667)	(3)	3,156,812	31	(28)	—	—	—
Net loss	—	—	—	—	—	(2,107)	—	(2,107)
Stock-based compensation	—	—	—	—	8,596	—	—	8,596
Balance at December 26, 2021	—	$—	59,048,446	$590	$608,878	$(105,039)	$—	$504,429
Common stock issued under stock-based compensation plans, net	—	—	162,573	2	1,423	—	—	1,425
Net income	—	—	—	—	—	6,907	—	6,907
Stock-based compensation	—	—	—	—	10,374	—	—	10,374
Balance at December 25, 2022	—	$—	59,211,019	$592	$620,675	$(98,132)	$—	$523,135
Common stock issued under stock-based compensation plans, net	—	—	680,686	7	5,820	—	—	5,827
Net income	—	—	—	—	—	25,385	—	25,385
Stock-based compensation	—	—	—	—	7,604	—	—	7,604
Other comprehensive loss, net of tax	—	—	—	—	—	—	(667)	(667)
Balance at December 31, 2023	—	$—	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$25,385	$6,907	$(2,107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,223	34,230	32,379
Stock-based compensation	7,604	10,374	8,596
Non-cash operating lease costs	19,595	16,122	13,052
Non-cash portion of gain on lease modifications	(123)	(83)	(961)
Deferred income taxes	8,315	4,677	2,176
Amortization of debt discount and deferred issuance costs	452	445	1,088
Loss on extinguishment of debt	—	—	2,403
Impairments and loss on disposal of assets	1,359	920	381
Gain on insurance proceeds	(1,198)	(219)	—
Changes in assets and liabilities:
Accounts receivable	632	(1,714)	(535)
Inventory	(62)	(1,005)	(1,108)
Prepaid expenses	(1,671)	(123)	(3,187)
Other assets, current and long-term	(2,342)	1,072	169
Accounts payable	(1,301)	(3,470)	6,700
Accrued liabilities and other long-term liabilities	6,082	4,739	5,335
Accrued compensation and deferred payroll taxes, current and long-term	3,812	(3,297)	7,007
Deferred revenues, current and long-term	(657)	719	648
Operating lease liabilities	(11,399)	(7,048)	(9,760)
Other liabilities	(368)	(309)	695
Net cash provided by operating activities	95,338	62,937	62,971
Cash flows from investing activities:
Capital expenditures	(84,527)	(62,219)	(35,311)
Business acquisitions, net of cash acquired	(39,880)	—	—
Purchase of intangible assets	(161)	(1,111)	(371)
Insurance proceeds	1,198	219	—
Net cash used in investing activities	(123,370)	(63,111)	(35,682)
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)

	FISCAL YEAR
	2023	2022	2021
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	$30,000	$—	$—
Repayments of long-term debt, including finance lease liabilities	(6,183)	(2,389)	(291,602)
Proceeds from exercise of stock options, net of employee taxes paid	5,827	1,425	—
Repayments of note payable	(1,376)	(2,868)	(522)
Note payable borrowing	—	1,892	2,874
Proceeds from issuance of long-term debt	—	—	100,000
Proceeds from common stock issuance, net of underwriting discounts and commissions	—	—	182,095
Contingent consideration payment	(198)	(78)	(9)
Payment of initial public offering costs	—	—	(4,881)
Payment of debt discount and deferred issuance costs	—	—	(2,226)
Net cash provided by (used in) financing activities	28,070	(2,018)	(14,271)
Net increase (decrease) in cash and cash equivalents and restricted cash	38	(2,192)	13,018
Cash and cash equivalents and restricted cash:
Beginning of period	49,923	52,115	39,097
End of period	$49,961	$49,923	$52,115

Supplemental cash flow information:
Cash paid for interest	$8,725	$3,368	$16,152
Cash paid for income taxes, net of refunds	$1,952	$915	$79

Supplemental disclosures of non-cash investing and financing activities:
Interest converted to long-term debt	$—	$—	$3,063
Leased assets obtained in exchange for new operating lease liabilities	$88,819	$45,979	$33,857
Leased assets obtained in exchange for new finance lease liabilities	$249	$127	$217
Remeasurements and terminations of operating lease assets and lease liabilities	$(898)	$(2,563)	$(3,070)
Remeasurements and terminations of finance lease assets and lease liabilities	$(48)	$(197)	$6
Increase in liabilities from acquisition of property, fixtures and equipment	$7,036	$2,463	$144

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. The Company’s outstanding stock was purchased by funds affiliated with or managed by Advent International L.P. on August 21, 2017 (the “Advent Acquisition”).
The Company operates restaurants through its wholly owned subsidiary, First Watch Restaurants, Inc., and is a franchisor through its wholly owned subsidiary, First Watch Franchise Development Co. As of December 31, 2023 and December 25, 2022, the Company operated 425 company-owned restaurants and 366 company-owned restaurants, respectively, and had 99 franchise-owned restaurants and 108 franchise-owned restaurants, respectively.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The fiscal years ended December 31, 2023 (“Fiscal 2023”), December 25, 2022 (“Fiscal 2022”) and December 26, 2021 (“Fiscal 2021”) contained 53 weeks, 52 weeks and 52 weeks, respectively. The accompanying consolidated financial statements of the Company have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Out of Period Adjustment

Management identified an error relating to the deferred tax asset associated with accrued compensation in Fiscal 2021. This out-of-period adjustment resulted in an increase of approximately $0.4 million in income tax expense on the Consolidated Statements of Operations and Comprehensive Income for Fiscal 2023. Management assessed the materiality of this error on the previously issued consolidated financial statements and concluded that the error was not material to the previously issued consolidated financial statements and the impact of correcting the error in Fiscal 2023 is not material to the consolidated financial statements as of and for the fiscal year ended December 31, 2023.
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
Business Combinations
The Company’s business combinations are accounted for using the purchase method of accounting. The consideration transferred in a business combination, identifiable assets acquired and liabilities assumed are measured at their estimated fair value as of the date of the acquisition. Goodwill is recognized for the amount by which the purchase consideration exceeds the fair values of the net assets acquired. Costs incurred in connection with business combinations are expensed as incurred. The results of operations of the businesses that were acquired are included as of their respective dates of acquisition.
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
Interest Rate Swaps
As an element of the Company’s interest rate risk management strategy, Management uses interest rate swaps. The intent of these instruments is to reduce cash flow exposure to variability in expected future interest rates on the Company’s debt. Management has elected to designate and qualify the interest rate swaps as cash flow hedges. As such, the instruments are recorded on the balance sheet at fair value. Thereafter, gains or losses on the instruments are recognized in equity as changes to Other Comprehensive Income (Loss) and subsequently reclassified into earnings at the time of the Company’s debt-interest payments. The Company has elected to record cash flows from interest rate swaps within operating activities, the same category as the items being hedged, in its Consolidated Statements of Cash Flows.
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
Accounts Receivable
Accounts receivable consist primarily of receivables from franchisees, receivables from third-party delivery providers, receivables from gift card sales and vendor rebates. The Company believes all amounts to be collectible based on a variety of factors it evaluates, including historical experience, current economic conditions and other factors. Accordingly, no allowance for credit losses or doubtful accounts has been recorded as of December 31, 2023 and December 25, 2022.
Inventory
Inventory consists primarily of food and beverage costs and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Adjustments are not deemed necessary to reduce inventory to net realizable value due to the rapid turnover and utilization of inventory.
Leases
The Company’s restaurant facilities, corporate offices and certain restaurant equipment are leased under various agreements having initial terms expiring between 2024 and 2037. Restaurant facility leases generally have renewal periods of five to 20 years, exercisable at the option of the Company. At the commencement of each lease, an evaluation is performed to determine whether (i) the contract involves the use of property or equipment, (ii) the Company controls the use of the asset and (iii) the Company has the right to direct the use of the asset. Management determines the classification of lease contracts as operating or finance leases. The majority of the Company’s real estate leases are classified as operating leases and the majority of the Company’s equipment leases are classified as finance leases.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Direct internal costs associated with the acquisition, development, design and construction of company-owned restaurants are capitalized as these costs have a future benefit to the Company. Once a restaurant opens, these costs are depreciated and recorded in Depreciation and amortization. Direct internal costs of $1.0 million and $0.7 million were capitalized in Fiscal 2023 and Fiscal 2022, respectively.
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
Management performed a qualitative annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter of Fiscal 2023 and Fiscal 2022 and concluded that impairment of both goodwill and indefinite-lived intangible assets was not more likely than not. As a result, a quantitative assessment was not required.

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
When evaluating the carrying amount for recoverability, the total future undiscounted net cash flows expected to be generated by the asset are compared to the carrying amount. If the total future undiscounted net cash flows are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model using unobservable inputs that fall within Level 3 of the fair value hierarchy. No impairment loss was recorded for definite-lived intangible assets in Fiscal 2023, Fiscal 2022 and Fiscal 2021.
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
Insurance Reserves
The Company is self-insured primarily for employee group health claims and for workers’ compensation in Ohio. The Company holds stop-loss insurance which funds individual health claims in excess of $125,000 per occurrence and workers’ compensation claims in Ohio in excess of $500,000 per occurrence annually. The Consolidated Statements of Operations and Comprehensive Income (Loss) include expenses related to the costs of claims reported and an estimate of claims incurred but not reported for health and general liability claims. In addition, the Company’s insurance program includes specific retention levels or per-claim deductibles with respect to general liability.
Estimated unpaid claims and other insurance liabilities of $2.3 million and $1.5 million were recorded within Accrued liabilities and Other long-term liabilities as of December 31, 2023 and December 25, 2022, respectively.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Advertising Costs
Advertising costs are recognized as incurred or, in the case of advertisements, when the advertisement occurs. Advertising costs were $7.2 million, $6.4 million and $4.8 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, and are included in General and administrative expenses, Other restaurant operating expenses and Pre-opening expenses.
Debt Discount and Deferred Issuance Costs

Debt discount and deferred issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization expense of debt discount and deferred issuance costs is included in Interest expense.
Income Taxes

Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences between the carrying value and the tax basis of assets and liabilities as well as tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable in the years in which the differences are expected to be recovered or settled. Changes in deferred tax assets or liabilities are recognized in Income tax expense.

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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Summary of Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In the first quarter of Fiscal 2023, the Company amended its Credit Agreement to replace the London interbank offer rate (“LIBOR”) with a secured overnight financing rate (“SOFR”) pursuant to the terms and LIBOR fallback language in the Credit Agreement and we adopted the Financial Accounting Standards Board (“FASB”) ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The guidance provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The new guidance requires that a public entity disclose, on an annual and interim basis, disaggregated expense information that is regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosures are also required for public entities that have a single reporting segment. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be adopted retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this new standard.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements including disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this new standard.
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Business Acquisitions
During Fiscal 2023, the Company acquired substantially all the assets associated with 23 franchise operated First Watch restaurants. The purchase price was allocated to the fair value of assets acquired and liabilities assumed, which are based on preliminary valuations and are subject to adjustment as additional information is available. The details of each acquisition are as follows:

(dollars in thousands)
Date of acquisition	May 1, 2023	June 26, 2023	August 9, 2023	November 13, 2023
Number of acquired restaurants	6	5	6	6
Number of acquired restaurants under development	—	—	1	—
Purchase price (cash)	$8,177	$8,651	$14,129	$9,568
Transaction costs incurred	$362	$352	$400	$327
Deferred franchise fees recognized as a result of termination of pre-existing franchise agreement	$78	$123	$200	$206
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$9	$6	$16	$9
Inventory	$57	$62	$102	$70
Prepaid rent and other assets	$67	$26	$89	$51
Property, fixtures and equipment	$1,840	$3,783	$6,364	$5,185
Reacquired rights	$1,342	$2,304	$4,358	$1,405
Goodwill (primarily expected synergies and assembled workforce; tax deductible)	$5,272	$2,667	$3,888	$2,837
(Unfavorable)/Favorable leasehold positions, net	$(330)	$(70)	$(530)	$30
Accounts payable	$—	$—	$(35)	$—
Deferred tax liability	—	$—	$(72)	$—
Deferred revenues - gift card liabilities assumed	$(80)	$(127)	$(51)	$(19)

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Deferred revenues:
Deferred gift card revenue	$5,224	$4,897
Deferred franchise fee revenue - current	275	296
Total current deferred revenues	$5,499	$5,193
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,786	$2,472
Changes in deferred gift card contract liabilities were as follows:

	FISCAL YEAR
(in thousands)	2023	2022	2021
Deferred gift card revenue:
Balance, beginning of period	$4,897	$4,410	$4,024
Gift card sales	12,329	9,627	8,286
Gift card redemptions	(11,198)	(8,225)	(7,152)
Gift card breakage	(1,081)	(915)	(748)
Gift card liabilities assumed through acquisitions	277	—	—
Balance, end of period	$5,224	$4,897	$4,410
Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Changes in deferred franchise fee contract liabilities were as follows:

	FISCAL YEAR
(in thousands)	2023	2022	2021
Deferred franchise fee revenue:
Balance, beginning of period	$2,768	$2,536	$2,274
Cash received	288	530	537
Franchise revenues recognized	(388)	(298)	(275)
Business combinations - franchise revenues recognized	(607)	—	—
Balance, end of period	$2,061	$2,768	$2,536

Revenues recognized disaggregated by type were as follows:

	FISCAL YEAR
(in thousands)	2023	2022	2021
Restaurant sales:
In-restaurant dining sales	$716,960	$571,048	$452,989
Third-party delivery sales	91,433	82,049	70,486
Take-out sales	68,699	66,084	68,868
Total restaurant sales	$877,092	$719,181	$592,343

Franchise revenues:
Royalty and system fund contributions	$13,464	$10,683	$8,575
Initial fees	388	298	275
Business combinations - revenues recognized	607	—	—
Total franchise revenues	$14,459	$10,981	$8,850
Total revenues	$891,551	$730,162	$601,193

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred revenues as of December 31, 2023 are expected to be recognized as follows:

Fiscal year	(in thousands)
2024	$5,499
2025	$321
2026	$298
2027	$279
2028	$243
Thereafter	$645
5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Receivables from third-party delivery providers	$1,559	$974
Receivables from franchisees	1,390	1,076
Receivables from vendors	873	920
Receivables related to gift card sales	1,585	1,565
Other receivables	125	1,629
Total accounts receivable	$5,532	$6,164

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Goodwill
The changes in the carrying value of goodwill were as follows:

(in thousands)
Balance as of December 26, 2021	$345,219
Additions - acquisitions	—
Balance as of December 25, 2022	345,219
Additions - acquisitions	14,664
Balance as of December 31, 2023	$359,883

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Intangible Assets, Net
Intangible assets, net consisted of the following:

		DECEMBER 31, 2023
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$139,103	$—	$139,103
Franchise rights	8 years	18,813	(6,730)	12,083
		$157,916	$(6,730)	$151,186

		DECEMBER 25, 2022
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$139,258	$(316)	$138,942
Franchise rights	9 years	9,404	(5,195)	4,209
		$148,662	$(5,511)	$143,151
Total amortization expense related to definite-lived intangible assets was $1.5 million, $1.0 million and $1.0 million in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
Estimated future amortization of definite-lived intangible assets as of December 31, 2023 is as follows:

Fiscal year	(in thousands)
2024	$2,452
2025	$2,452
2026	$2,124
2027	$1,716
2028	$1,124
Thereafter	$2,215

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Property, Plant and Equipment

(in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Building and land improvements	$1,354	$1,354
Leased land asset	1,190	1,190
Leasehold improvements	240,976	178,893
Furniture, fixtures and equipment (including capitalized software)	179,965	145,397
Financing lease assets	3,144	3,066
Vehicles	460	455
Total property, fixtures and equipment	427,089	330,355
Accumulated depreciation	(181,481)	(145,720)
Construction-in-progress	17,474	10,482
Total property, fixtures and equipment, net	$263,082	$195,117
Depreciation expense was $39.7 million, $33.3 million and $31.3 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
The Company recognized impairment losses of $0.5 million in Fiscal 2023 which primarily related to the long-lived assets of two company-owned restaurants due to their approved closures. In Fiscal 2023, the Company also recognized $0.8 million in loss on disposals primarily related to write-offs of assets retired as a result of replacement of assets.
In Fiscal 2022 and Fiscal 2021, there were no impairment losses recorded. Loss on disposals of assets of $0.9 million and $0.4 million recognized in Fiscal 2022 and Fiscal 2021, respectively, primarily related to the write-off of assets retired as a result of restaurant closures or replacements of assets.
As of December 31, 2023 and December 25, 2022, Property, fixtures and equipment, net included $1.2 million in land related to sale and leaseback transactions accounted for as financing obligations.
9.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Construction liabilities	$13,944	$6,908
Sales tax	6,163	3,791
Self-insurance and general liability reserves	1,593	1,529
Utilities	1,657	1,468
Interest payable	401	1,506
Credit card fees	1,706	1,043
Property tax	922	951
Contingent rent	1,160	811
Common area maintenance	749	680
Other	7,335	4,042
Total accrued liabilities	$35,630	$22,729
10. Debt
Long-term debt, net consisted of the following:

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	DECEMBER 31, 2023		DECEMBER 25, 2022
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$92,500	7.70%	$98,125	5.89%
Revolving Credit Facility	30,000	7.72%	—	—%
Finance lease liabilities	1,076		1,433
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,231)		(1,683)
Total Debt, net	125,395		100,925
Less: Current portion of long-term debt	(5,628)		(6,257)
Long-term debt, net	$119,767		$94,668
Credit Facilities

FWR Holding Corporation, (“FWR”), an indirect subsidiary of the Company, is party to that certain Credit Agreement, dated October 6, 2021, by and among FWR, as the borrower, AI Fresh Parent, Inc., a Delaware corporation and indirect subsidiary of the Company (“Holdings”), the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Administrative Agent”) which, as of December 31, 2023, provides for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Credit Facilities”). As of December 31, 2023, the Credit Facilities mature on October 6, 2026.

On February 24, 2023, the Company entered into that certain Amendment No. 1 to the Credit Agreement (the “First Amendment”), by and among FWR, the lenders party thereto and the Administrative Agent, which amended the Credit Agreement in order to replace LIBOR with SOFR, and effective as of March 27, 2023, borrowings under the Credit Facilities bear interest, at the option of FWR at either (i) the alternate base rate plus a margin of between 125 and 200 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 225 and 300 basis points depending on the Total Rent Adjusted Net Leverage Ratio.
Prior to March 27, 2023, borrowings under the Credit Facilities bore interest at the option of FWR at either (i) the base rate plus a margin of 125 and 200 basis points depending on the Total Rent Adjusted Net Leverage Ratio or (ii) LIBOR plus a margin of between 225 and 300 basis points depending on the Total Rent Adjusted Net Leverage Ratio.
In addition, an unused commitment fee of between 25 and 50 basis points will be paid on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Rent Adjusted Net Leverage Ratio.
As of December 31, 2023, the Term Facility is subject to amortization of principal, payable in quarterly installments on the last business day of each fiscal quarter, commencing on March 27, 2022, equal to (i) 2.5% of the original principal amount of the term loans in fiscal year ended December 25, 2022, (ii) 5.0% of the original principal amount of the term loans in fiscal year ended December 31, 2023, (iii) 5.0% of the original principal amount of the term loans in fiscal year ended December 29, 2024, (iv) 7.5% of the original principal amount of the term loans in fiscal year ended December 28, 2025 and (v) 10.0% of the original principal amount of the term loans in fiscal year ended December 27, 2026. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) under the Term Facility is payable at the maturity of the Term Facility.
Principal payments due on the outstanding debt, excluding finance lease liabilities and financing obligations, as of December 31, 2023 are as follows:

Fiscal Year	(in thousands)
2024	5,000
2025	7,500
2026	80,000
$92,500
Refer to Note 21, Subsequent Events, for information about the amendment to the Credit Agreement that was executed on January 5, 2024.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the periods indicated:

	DECEMBER 31, 2023		DECEMBER 25, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facility	$92,500	$92,201	$98,125	$97,124
Revolving Credit Facility	30,000	$29,897	—	$—
Letter of Credit
The Company utilizes standby letters of credit to satisfy workers’ compensation and general liability insurance requirements. The contract amount of the letters of credit approximates fair value. As of December 31, 2023 and December 25, 2022, the open letters of credit totaled approximately $1.1 million and $0.2 million, respectively, and there were no draws against the letters of credit. The Company pays participation fees for the letters of credit based on a varying percentage of the amount not drawn.
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
Under the Credit Agreement, FWR (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with covenants under the Credit Agreement as of December 31, 2023 and December 25, 2022.
Note Payable
In October 2022, the Company entered into an agreement for the financing of insurance premiums in a total amount of approximately $1.9 million. The note payable bore interest of 6.04% and was payable in monthly installments of $0.2 million through September 30, 2023. The note payable was paid in full in Fiscal 2023.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Interest Rate Swaps
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

Amounts reported in Other comprehensive income (loss) related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the fiscal year ended December 31, 2023, a total of $0.5 million was reclassified from Other comprehensive income (loss) as a reduction to interest expense. Over the next 12 months, the Company estimates that $0.5 million will be reclassified as a reduction to interest expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	DECEMBER 31, 2023	DECEMBER 25, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$420,001	$352,373
Finance lease assets	Property, fixtures and equipment, net	1,033	1,332
Total lease assets		$421,034	$353,705

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	40,281	38,936
Operating lease liabilities - non-current	Operating lease liabilities	441,290	366,113
Finance lease liabilities - current	Current portion of long-term debt	628	632
Finance lease liabilities - non-current	Long-term debt, net	448	801
Total lease liabilities		$482,647	$406,482
_____________
(1) Excludes all variable lease expense.
The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income (Loss) Classification	FISCAL YEAR
		2023	2022	2021
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$56,129	$49,620	$44,906
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	17,158	14,642	12,811
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	507	521	543
Interest on lease liabilities	Interest expense	92	130	174
Total lease expense (1)		$73,886	$64,913	$58,434
_____________
(1) Includes contingent rent expense of $2.1 million and $1.6 million and $1.1 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

Supplemental cash flow information related to leases was as follows:

	FISCAL YEAR
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$47,930	$39,546	$40,601
Operating cash flows - finance leases	$92	$130	$174
Financing cash flows - finance leases	$558	$514	$507

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental information related to leases was as follows:

	FISCAL YEAR
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	13.8	14.6
Finance leases	2.8	2.8
Weighted-average discount rate (1)
Operating leases	8.3%	8.6%
Finance leases	6.9%	7.6%
____________
(1) Based on the Company’s incremental borrowing rate.

As of December 31, 2023, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2024	$42,043	$657
2025	60,891	271
2026	60,532	84
2027	59,834	72
2028	59,392	60
Thereafter	563,874	40
Total future minimum lease payments (1)	846,566	1,184
Less: imputed interest	(364,995)	(108)
Total present value of lease liabilities	$481,571	$1,076
_____________
(1) Excludes approximately $109.5 million of executed operating leases that have not commenced as of December 31, 2023.
Sale-Leaseback Transactions
In 2015, Management entered into an agreement relating to the sale and leaseback of the land for use in restaurant operations and received cash proceeds of $3.1 million. As the Company had continuing involvement with the property, the sale of the land did not qualify for sale accounting. As a result, the cash proceeds were recorded as a financing obligation. The balance of the financing obligation was $3.1 million as of December 31, 2023 and December 25, 2022.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Transaction Expenses (Income), Net
Transaction expenses (income), net consisted of the following:

	FISCAL YEAR
(in thousands)	2023	2022	2021
Acquisition-related costs	2,062	$—	$—
Secondary offering costs	$1,031	1,957	—
Gain on lease modifications	—	—	(1,961)
Credit Agreement modification	127	—	—
Contingent consideration liability revaluation	—	165	801
Conversion costs	—	—	2
(Gain) Loss, net on restaurant closures/relocations	(73)	391	2
Total transaction expenses (income), net	$3,147	$2,513	$(1,156)

During Fiscal 2023, $2.1 million of costs were incurred in connection with the acquisition of certain franchise-owned restaurants, which was partially offset by the gain recognized from the lease modification of one company-owned restaurant.

During Fiscal 2023, $1.0 million of costs were incurred by the Company in connection with underwritten secondary public offerings of the Company’s common stock by entities affiliated with our majority owner, Advent International L.P., (“Secondary Offerings”). During Fiscal 2022, total costs of $2.0 million were incurred by the Company in connection with Secondary Offerings as well as for the Registration Statement on Form S-3 that allows the Company to sell up to 5,000,000 shares of common stock from time to time in one or more offerings.

The Company revalued the contingent consideration liability initially recognized in connection with the Advent Acquisition (see Note 14, Income Taxes, for additional information) and recorded losses of $0.2 million and $0.8 million in Fiscal 2022 and Fiscal 2021, respectively. There was no revaluation adjustment recorded for the contingent liability in Fiscal 2023.

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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14.    Income Taxes
Income tax expense consisted of the following:

	FISCAL YEAR
(in thousands)	2023	2022	2021
Current provision:
Federal	$(217)	$—	$—
State	(2,158)	(1,007)	(301)
Total current provision	(2,375)	(1,007)	(301)
Deferred provision:
Federal	(8,896)	(4,562)	(1,825)
State	581	(115)	(351)
Total deferred provision	(8,315)	(4,677)	(2,176)
Income tax expense	$(10,690)	$(5,684)	$(2,477)
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	FISCAL YEAR
	2023	2022	2021
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax effect	5.8	12.5	2.4
FICA tip credit	(19.9)	(44.2)	(1,200.2)
Valuation allowance for federal and state	17.6	46.7	1,528.2
Stock-based compensation	3.4	4.2	275.9
Secondary Offerings - costs	0.6	3.2	—
Other permanent items	0.5	0.6	57.6
Rate change	0.6	1.7	(17.3)
Other	—	(0.6)	1.9
Total	29.6%	45.1%	669.5%

The effective income tax rate for Fiscal 2023, Fiscal 2022 and Fiscal 2021 was different than the blended federal and state statutory rate mainly due to (i) the change in the valuation allowance, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iii) impacts of executive stock-based compensation and (iv) non-deductible costs associated with the Secondary Offerings and the Registration Statement on Form S-3.
The effective income tax rate for Fiscal 2021 was also different than the blended federal and state statutory rate as a result of the pre-vesting forfeiture of performance-based stock option awards for which the market condition was not satisfied upon the Company’s IPO (see Note 17, Stock-Based Compensation, for additional information).

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of deferred tax assets and liabilities were as follows:

(in thousands)	DECEMBER 31, 2023	DECEMBER 25, 2022
Deferred income tax assets
FICA tip credit	$49,946	$41,556
Net operating loss	22,964	30,672
Operating lease liabilities	123,718	101,927
Organizational costs	477	549
Interest limitation	383	797
Accrued compensation	2,758	1,750
Deferred revenues	522	682
Stock-based compensation	3,552	3,693
Interest rate swaps	221	—
Other	1,665	1,210
Valuation allowance	(48,111)	(41,754)
Total deferred income tax assets	158,095	141,082
Deferred income tax liabilities
Operating lease right-of-use assets	(104,810)	(87,154)
Depreciation	(41,583)	(34,577)
Intangible assets	(37,033)	(36,517)
Total deferred income tax liabilities	(183,426)	(158,248)
Net deferred income tax liabilities	$(25,331)	$(17,166)
Tax Carryforwards
The amount and expiration dates of tax carryforwards as of December 31, 2023 are as follows:

(in thousands)	Expiration Date	Amount
Federal net operating loss carryforwards	Indefinite	$103,425
General business tax credits (carried forward 20 years)	2028 - 2043	$50,117
The Company also has state net operating loss carryforwards of $26.0 million.
There were certain federal loss carryforward, state loss carryforward and general business credits that were accumulated from operations prior to the Advent Acquisition in August 2017. To the extent that these are utilized to reduce taxes payable, the Company is required to pay the previous stockholders an amount equal to tax savings. This requirement lapses with respect to any tax year, or portion thereof, beginning after December 31, 2024, or if a change in control event occurs. In connection with the Advent Acquisition, a contingent consideration liability of $1.2 million was initially recognized for expected payments to be made to the previous stockholders. As of December 31, 2023, the contingent consideration liability was $0.9 million, of which $0.7 million was recorded within Accrued liabilities and $0.2 million was recorded within Other long-term liabilities. As of December 25, 2022, the contingent consideration liability was $1.2 million, of which $0.6 million was recorded within Accrued liabilities and $0.6 million was recorded within Other long-term liabilities.
Valuation Allowance
Based upon an evaluation of the Company's deferred tax assets, Management has recognized a valuation allowance of $48.1 million and $41.8 million as of December 31, 2023 and December 25, 2022, respectively. The valuation allowance primarily relates to the Company’s federal tax credit carryforwards that are not expected to be realized prior to the statutory expiration of the carryforward.
Management continues to monitor and evaluate the rationale for recording a valuation allowance for deferred tax assets. As the Company’s future taxable earnings increase and deferred tax assets are utilized, it is possible that a portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period of the release. The timing and amount of any release related to future taxable income is currently indeterminable. During the year ended December 31, 2023, a release of the valuation allowance related to certain state loss carryforwards decreased income tax expense by approximately $1.2 million.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Changes in the deferred tax asset valuation allowance were as follows:

(in thousands)
Balance as of December 27, 2020	$(30,214)
Increase	(5,649)
Balance as of December 26, 2021	(35,863)
Increase	(5,891)
Balance as of December 25, 2022	(41,754)
Increase	(6,357)
Balance as of December 31, 2023	$(48,111)
The Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2023, the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are from the year 2013 and forward.
15.    Stockholders’ Equity
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
During Fiscal 2023, funds managed by Advent International L.P. sold 3,500,000 and 3,000,000 shares through Secondary Offerings that were completed on May 18, 2023 and June 13, 2023, respectively. The selling stockholders sold an additional 525,000 and 450,000 shares of common stock on May 18, 2023 and July 3, 2023, respectively, pursuant to the terms of the underwriter’s option associated with each secondary public offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders.
During Fiscal 2022, funds managed by Advent sold 4,500,000 shares of the Company’s common stock through a Secondary Offering. The selling stockholders sold an additional 675,000 shares of common stock on October 6, 2022 pursuant to the terms of the underwriters option associated with the Secondary Offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders.
No cash dividends were declared or paid in Fiscal 2023, Fiscal 2022 and Fiscal 2021.
16.    Defined Contribution Plan
The Company sponsors a defined contribution 401(k) savings plan (“401(k) Plan”) which requires the Company to match contributions for participants.
In Fiscal 2023 and Fiscal 2022, 50% and 25%, respectively, of the first 6% of the employees’ wages are contributed by the Company into the 401(k) Plan.
The 401(k) Plan also allows for additional profit-sharing contributions by the Company at the sole discretion of Management.
All Company contributions vest over a five-year period. Total expense for the Company’s contributions to the 401(k) Plan was $1.1 million, $0.6 million and $0.5 million in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Stock-Based Compensation
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
2021 Equity Plan
The number of shares of common stock reserved for issuance under the 2021 Equity Plan is 5,218,292 common shares (“Share Reserve”) at December 31, 2023. The number of shares of common stock that may be issued under the 2021 Equity Plan will automatically increase on the first day of each fiscal year, beginning on December 26, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on (and including) December 29, 2030, equal to the least of (i) 2.0% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, (ii) a number of shares of common stock determined by the board of directors; and (iii) the number of shares of common stock equal to the Share Reserve. If any award granted under the 2021 Equity Plan is cancelled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2021 Equity Plan and be available for future awards under the 2021 Equity Plan. Shares that are withheld from any award in payment of the exercise, base or purchase price or taxes related to such an award, not issued or delivered as a result of the net settlement of any award, or repurchased by the Company on the open market with the proceeds of a stock option will be deemed to have been delivered under the 2021 Equity Plan and will not be available for future awards under the 2021 Equity Plan. There were no stock option awards granted under the 2021 Equity Plan during Fiscal 2023. The stock option awards granted in Fiscal 2022 vest over a three-year requisite service period from the date of grant and expire 10 years after the grant date. A total of 543,270 restricted stock units (“RSU”) were granted, at a value equal to the market price of the Company’s common stock on the date of grant, which will vest ratably over a period of 1 to 3 years from grant date. Stock-based compensation expense is recognized on a straight-line recognition method over the requisite service period.
2017 Equity Plan

The 2017 Equity Plan authorizes stock-based awards to be granted for up to 6,138,240 shares of common stock. The awards granted under the 2017 Equity Plan consisted of non-qualified stock options that generally vest based over a five-year requisite service period from the date of grant (the “time-based option awards”), as well as upon the occurrence of certain events and if certain market conditions were achieved, the (“performance-based option awards”). Stock-based compensation expense related to the stock option awards issued under the 2017 Plan is recognized on an accelerated recognition method over the requisite service period. All stock options have an exercisable life of no more than 10 years from the date of grant. No awards were granted under the 2017 Equity Plan during Fiscal 2023 and Fiscal 2022 and the Company does not intend to grant any further awards under the 2017 Equity Plan.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of stock option activity during Fiscal 2023 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 25, 2022	5,115,674	$10.12	$20,981	6.1
Granted	—	$—
Forfeited	(126,113)	$12.12
Exercised	(642,375)	$9.07
Outstanding, December 31, 2023	4,347,186	$10.22	$42,965	5.1

Exercisable, December 31, 2023	3,113,155	$9.71	$32,337	4.6
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market.
A summary of the non-vested stock option activity during Fiscal 2023 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 25, 2022	2,324,316	$7.31
Granted	—	$—
Vested	(964,172)	$7.36
Forfeited	(126,113)	$6.47
Nonvested, December 31, 2023	1,234,031	$7.36

The weighted average grant date fair value of options granted during Fiscal 2022 and Fiscal 2021 was $6.81 and $6.35, respectively. The total fair value of stock options vested during Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $7.1 million, $7.4 million and $0.9 million, respectively.
Fair value of Stock Options
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation model. The assumptions utilized to estimate the grant date fair value of the stock option awards granted were as follows:

	FISCAL YEAR
	2023	2022	2021
Weighted average expected term (years)	0	6.5	4.6
Weighted average expected volatility	—%	52.4%	50.3%
Risk-free interest rate	—%	2.6%	1.0%
Expected dividend yield	—	—	—
The Company does not have sufficient historical stock option exercise activity and therefore the expected term of stock options granted in Fiscal 2022 was estimated using the simplified method, which represents the mid-point between the vesting period and the contractual term for each grant. In Fiscal 2021, the expected term of stock option awards had been determined based on data from publicly traded companies. For Fiscal 2022 and Fiscal 2021, the expected volatility of stock options is based on the historical volatilities of a set of publicly traded peer companies in a similar industry as the Company lacks company-specific historical or implied volatility information. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not have intentions of paying dividends in the foreseeable future.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock Units

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 25, 2022	38,311	$14.36	$544
Granted	543,270	$15.70
Vested	(38,311)	$14.36
Forfeited	(22,228)	$15.52
Outstanding, December 31, 2023	521,042	$15.71	$10,473
Stock-Based Compensation Expense
Stock-based compensation expense was $7.6 million, $10.4 million and $8.6 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

The total related income tax benefit for stock-based compensation expense was $0.6 million, $2.1 million and $0.9 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
Cash received from stock options exercised was $5.8 million and $1.4 million for Fiscal 2023 and Fiscal 2022, respectively. The tax benefit realized from stock option exercises and vesting of restricted stock units was $1.6 million and $0.3 million in Fiscal 2023 and Fiscal 2022, respectively. The total intrinsic value of stock options exercised was $5.7 million and $1.1 million during Fiscal 2023 and Fiscal 2022, respectively. There were no stock option exercises in Fiscal 2021. The total intrinsic value of restricted stock units that vested in Fiscal 2023 was $0.7 million.
Unrecognized Stock-Based Compensation Expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of December 31, 2023:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$3,512	0.9
Restricted stock units	$5,823	2.1
18.    Commitments and Contingencies
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
Unconditional Purchase obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services
(“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for subscriptions and marketing-related platforms. Future payments under noncancellable unconditional purchase obligations with a remaining term in excess of one year as of December 31, 2023, are as follows:

Fiscal Year	(in thousands)
2024	$2,315
2025	2,486
$4,801

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In July 2022, Management entered into an agreement with a vendor to purchase product. The agreement will remain in effect through the later of (i) the purchase of 585,940 gallons of product or (ii) 5 years from the effective date of the agreement. The remaining minimum purchase commitment as of December 31, 2023 was approximately $7.7 million.
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of December 31, 2023. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.

Unclaimed Property

The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unredeemed gift card balances. During the first quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company was accepted into Delaware’s Voluntary Disclosure Agreement Program, entitling it to certain benefits and protections offered to participants in the program. The Company intends to work in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit. In the fourth quarter of 2023, the Company recorded $0.8 million in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) for estimated probable losses that might arise from this matter. The Company may ultimately be subject to greater losses resulting from this matter.
As of the beginning of Fiscal 2023, Management believes the Company is not currently required to remit any amounts relating to future unredeemed gift cards to states as the Company’s subsidiary that is the issuer of our gift cards was re-domiciled in Florida, which exempts gift cards from the abandoned and unclaimed property laws.
19.    Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per common share:

	FISCAL YEAR
(in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net income (loss)	$25,385	$6,907	$(2,107)
Denominator:
Weighted average common shares outstanding - basic	59,531,404	59,097,512	48,213,995
Weighted average common shares outstanding - diluted	61,191,613	60,140,045	48,213,995
Net income (loss) per common share - basic	$0.43	$0.12	$(0.04)
Net income (loss) per common share - diluted	$0.41	$0.11	$(0.04)
Stock options outstanding not included in diluted net income (loss) per common share as their effect is anti-dilutive	13,656	1,787,517	4,409,331
Restricted stock units outstanding not included in diluted net income (loss) per common share as their effect is anti-dilutive	355	—	—
Diluted net income (loss) per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for preferred stock using the two-class method, as well as for stock options and restricted stock units outstanding and unvested as of the respective periods using the treasury method.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
All stock option awards outstanding were excluded from the calculation of diluted net loss per common share because of their anti-dilutive impact for Fiscal 2021. As a result, there was no difference between basic and diluted net loss per common share attributable to First Watch Restaurant Group, Inc. during Fiscal 2021.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20.    Condensed Financial Information of Registrant (Parent Company Only)
FIRST WATCH RESTAURANT GROUP, INC.
(PARENT COMPANY ONLY)
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 31, 2023	DECEMBER 25, 2022
Assets
Investment in subsidiaries	$561,284	$523,135

Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock; $0.01 par value; 300,000,000 shares authorized; 59,891,705 and 59,211,019 shares issued and outstanding at December 31, 2023 and December 25, 2022, respectively	599	592
Additional paid-in capital	634,099	620,675
Accumulated deficit	(72,747)	(98,132)
Accumulated other comprehensive loss	(667)	—
Total equity attributable to First Watch Restaurant Group, Inc.	$561,284	$523,135
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	FISCAL YEAR
	2023	2022	2021
Equity in net income (loss) of subsidiaries
Net income (loss) and comprehensive income (loss)	$24,718	$6,907	$(2,107)

Net income (loss) per common share attributable to First Watch Restaurant Group, Inc. - basic	$0.43	$0.12	$(0.04)
Net income (loss) per common share attributable to First Watch Restaurant Group, Inc. - diluted	$0.41	$0.11	$(0.04)
Weighted average number of common shares outstanding -basic	59,531,404	59,097,512	48,213,995
Weighted average number of common shares outstanding - diluted	61,191,613	60,140,045	48,213,995
Statements of cash flows have not been presented as First Watch Restaurant Group, Inc. did not have any cash as of, or for Fiscal 2023, Fiscal 2022 and Fiscal 2021.
Basis of Presentation
The Company is a holding company without any operations of its own (the “Parent Company”). Pursuant to the terms of the Credit Agreement discussed in Note 10, Debt, the Company and certain subsidiaries of the Company have restrictions on their ability to, among other things, (i) incur additional indebtedness, pay dividends or make certain intercompany loans and advances, and (ii) exceed a maximum total rent adjusted net leverage ratio or fall below a minimum fixed charge coverage ratio. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company’s consolidated net assets as of December 31, 2023 and December 25, 2022.
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
21.    Subsequent Events

Business Acquisitions

On January 5, 2024, the Company executed an asset purchase agreement to acquire from a franchisee 21 operating restaurants, together with other associated assets, including, but not limited to, franchise and development rights for cash of approximately $75.0 million. The close date of the sale is subject to the satisfaction of certain customary closing conditions set forth in the asset purchase agreement.

On January 22, 2024, the Company acquired one restaurant from a franchisee, together with associated assets, pursuant to an executed purchase agreement in December 2023 for cash of approximately $3.0 million.

Amendment to Credit Agreement

On January 5, 2024, (the “Closing Date”), FWR entered into that certain Amendment No. 2 to Credit Agreement (the “Amendment”), by and among FWR, as borrower, AI Fresh Parent, Inc., a Delaware corporation and indirect subsidiary of the Company (“Holdings”), the subsidiaries of FWR party thereto as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (in such capacities, the “Administrative Agent”), which amended its credit agreement, dated as of October 6, 2021, (as previously amended, and as amended by the Amendment, the “Credit Agreement”), by and among FWR, Holdings, the lenders from time to time party thereto and the Administrative Agent.

Pursuant to the terms of the Amendment, (i) the existing $100.0 million Term Facility was replaced with a new $100.0 million term loan A facility, (the “New Term Facility”), on terms substantially identical to the Term Facility, (ii) the $75.0 million Revolving Credit Facility was replaced with a new $75.0 million revolving credit facility (the “New Revolving Credit Facility”) on terms substantially identical to the Revolving Credit Facility, (iii) a new $125.0 million incremental delayed draw term loan facility, (the “New Delayed Draw Term Facility”), was established that will be available to FWR in one or more draws of at least $5.0 million each for a period of 18 months following the Closing Date, and (iv) the New Revolving Credit Facility was increased by $50.0 million in new revolving credit commitments bringing the aggregate committed amount under the New Revolving Credit Facility to $125.0 million. Commitments in respect of the New Delayed Draw Term Facility may be reduced, in whole or in part, at any time prior to 18 months following the Closing Date in the sole discretion of FWR. Loans under the New Term Facility and, once funded, under the New Delayed Draw Term Facility will constitute the same class of term loans for all purposes under the Amendment.

The New Term Facility, the New Revolving Credit Facility and the New Delayed Draw Term Facility mature on January 5, 2029. The proceeds of the New Delayed Draw Term Facility may be used by FWR to directly or indirectly finance permitted acquisitions (including working capital, earn-outs and/or purchase price adjustments) of franchisees, directly or indirectly finance new restaurant capital expenditure, repay revolving loans and/or replenish balance sheet cash, in each case, used for such permitted acquisitions or capital expenditures, and to pay related fees and expenses.

Commencing on the last day of the first fiscal quarter ending after the date on which 50.0% or more of the New Delayed Draw Term Facility has been funded (the “First DDTL Term Out Date”), loans drawn under the New Delayed Draw Term Facility on or before the First DDTL Term out Date will amortize in equal quarterly installments at the same amortization rate per annum as then applicable to loans under the New Term Facility. Commencing on the last day of the first fiscal quarter ending after the earlier of (i) the date on which 100.0% of the commitments in respect of the New Delayed Draw Term Facility have been funded and (ii) 18 months following the Closing Date (such earlier date, the “Second DDTL Term Out Date”), loans drawn under the New Delayed Draw Term Facility after the First DDTL Term Out Date and on or before the Second DDTL Term Out Date, will amortize in equal quarterly installments at the same amortization rate per annum then applicable to loans under the New Term Facility.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Based on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the COSO framework, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was not effective.
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

•We did not design and maintain effective controls over the accounting for income taxes over the recording of deferred income taxes and the assessment of the realization of deferred tax assets. This material weakness resulted in adjustments to the income tax benefit, deferred taxes, goodwill, and liabilities in our fiscal 2018 consolidated financial statements, which were recorded prior to issuance. This material weakness also resulted in immaterial adjustments to the income tax benefit and deferred taxes and related disclosures in the fiscal 2017 and 2019 consolidated financial statements, which were corrected in the fiscal 2019 and 2020 consolidated financial statements, respectively. This material weakness also resulted in adjustments to the income tax expense and deferred taxes in our fiscal 2021 consolidated financial statements, which were recorded prior to issuance and immaterial adjustments which were recorded in our fiscal 2023 consolidated financial statements.

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

Remediation Efforts

We continue to implement measures designed to improve the Company’s internal control over financial reporting to address and remediate the previously identified material weaknesses. To date, such measures include the following:

•Hired new and reassigned existing financial reporting, accounting, and information technology leadership with public company experience to enhance public company financial reporting, technical accounting, and information technology services and solutions.
•Augmented financial reporting capabilities by staffing professionals with knowledge and experience in income tax, internal audit, information technology, and legal.
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
•Designed and implemented period-end financial reporting controls, such as controls over the preparation and review of account reconciliations, financial statement disclosures, and the consolidated financial statements, including controls around classification of cash flows and disclosure of noncash items, as well as establishing a formal management Disclosure Committee to review the draft financial statements and disclosures prior to release, including a sub-certification process from various functional groups.
•Enhanced access restrictions for certain users over general ledger journal entries and designed new processes to further segregate journal entry creation from journal entry approval authority.
•Designed and implemented controls over the accounting for income taxes to ensure the appropriate recording of deferred income taxes, income taxes and related disclosures.

While the material weaknesses disclosed have not yet been remediated as of December 31, 2023, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, the following control deficiencies constituted a material weakness in our internal control over financial reporting:

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

The Company has designed and implemented the following measures to remediate the previously identified material weakness related to information technology general controls:

•Hired a seasoned information technology leader with public company experience to enhance information technology services and solutions.
•Designed and implemented user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel.
•Designed and implemented change management controls to ensure that information technology program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized, and implemented appropriately.
•Designed and implemented testing and approval controls for program development to ensure that new software is aligned with business and information technology requirements.
•Designed and implemented computer operation controls to ensure critical jobs are monitored and privileges are appropriately granted. Implemented a new backup and recovery platform to monitor data backups for all relevant systems in accordance with the applicable policy as well as manage a test recovery process.

As of December 31, 2023, the remediation measures described above have been completed, and the newly designed and enhanced controls have been implemented and operated for a sufficient time to demonstrate the material weakness has been remediated. Based on the testing performed by management, the controls have been determined to be appropriately designed and operating effectively as of December 31, 2023 and as such, the material weakness related to information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements has been remediated.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1: Director Election Proposal,” “Information Regarding the board of directors and Corporate Governance,” and “Executive Officers” in our definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 22, 2024 (the “Proxy Statement”).
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
10.1(a)
Credit Agreement, dated as of October 6, 2021, by and among FWR Holding Corporation, AI Fresh Parent, Inc., the lenders party thereto, the other parties therein and Bank of America, N.A., as administrative agent
October 6, 2021, Form 8-K, Exhibit 10.1
10.1(b)
Amendment No. 1 to Credit Agreement dated as of February 24, 2023, between FWR Holding Corporation as Borrower, the lenders party thereto, the other parties therein and Bank of America N.A., as administrative agent
March 7, 2023, Form 10-K, Exhibit 10.2
10.1(c)

Amendment No. 2 to Credit Agreement dated as of January 5, 2024, by and among FWR Holding Corporation as Borrower, the lenders party thereto, the other parties thereto and Bank of America N.A., as administrative agent
January 8, 2024, Form 8-K, Exhibit 10.1
10.2(a)	Credit Agreement, dated as of August 21, 2017, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(a)
10.2(b)	First Amendment to Credit Agreement, dated as of February 28, 2019, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(b)
10.2(c)	Second Amendment to Credit Agreement, dated as of December 20, 2019, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(c)
10.2(d)	Third Amendment to Credit Agreement, dated as of April 27, 2020, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as administrative agent	September 7, 2021, Form S-1, Exhibit 10.1(d)
10.2(e)	Fourth Amendment to Credit Agreement, dated as of August 14, 2020, between FWR Holding Corporation as Borrower, the lenders party thereto, and Golub Capital Markets LLC, as Administrative Agent	September 7, 2021, Form S-1, Exhibit 10.1(e)

10.3*	Employment Agreement, dated March 9, 2022, by and between First Watch Restaurants, Inc. and Christopher A. Tomasso	March 11, 2022, Form 8-K, Exhibit 10.1
10.4*	Employment Agreement, dated August 21, 2017, by and between First Watch Restaurants, Inc. and Laura Sorensen	September 7, 2021, Form S-1, Exhibit 10.4
10.6*	Letter Agreement, dated February 1, 2021, by and between First Watch Restaurants, Inc. and Kenneth L. Pendery, Jr.	September 7, 2021, Form S-1, Exhibit 10.8
10.7*	Letter Agreement, dated July 12, 2018, by and between First Watch Restaurants, Inc. and Mel Hope	March 23, 2022, Form 10-K, Exhibit 10.7
10.8*	First Watch Restaurant Group, Inc. 2017 Omnibus Equity Incentive Plan (formerly known as the AI Fresh Super Holdco, Inc. 2017 Omnibus Equity Incentive Plan)	September 7, 2021, Form S-1, Exhibit 10.3
10.9*	First Watch Restaurant Group, Inc. 2021 Equity Incentive Plan	March 23, 2022, Form 10-K, Exhibit 10.9
10.10*	Form of 2022 Stock Option Agreement	March 23, 2022, Form 10-K, Exhibit 10.10
10.11*	Form of 2023 Restricted Stock Unit Award Agreement	March 7, 2023, Form 10-K, Exhibit 10.11
10.12*	Form of 2024 Restricted Stock Unit Award Agreement	Filed herewith
10.13*	Form of 2024 Restricted Stock Unit Award Agreement (Special Recognition Grant)	Filed herewith
10.14*	Form of Director and Officer Indemnification Agreement	September 7, 2021, Form S-1, Exhibit 10.7
10.15	Form of Restricted Unit Award Agreement for Directors	March 7, 2023, Form 10-K, Exhibit 10.13
10.16***	Asset Purchase Agreement dated as of January 5, 2024, by and among VIM Holdings, LLC, its owners and affiliates, and First Watch Restaurants, Inc.	January 8, 2024, Form 8-K, Exhibit 2.1
21.1	List of subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	Furnished herewith
97.1	Incentive-Based Compensation Recovery Policy	Filed herewith
101
The financial information from First Watch Restaurant Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 5, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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
***Disclosure schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule to the SEC upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
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

Signature	Title	Date

/s/ Christopher A. Tomasso	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2024
Christopher A. Tomasso

/s/ Mel Hope	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2024
Mel Hope

/s/ Ralph Alvarez	Director and Chairman of the Board	March 5, 2024
Ralph Alvarez

/s/ Julie M.B. Bradley	Director	March 5, 2024
Julie M.B. Bradley

/s/ Irene Chang Britt	Director	March 5, 2024
Irene Chang Britt

/s/ Tricia Glynn	Director	March 5, 2024
Tricia Glynn

/s/ William Kussell	Director	March 5, 2024
William Kussell

/s/ Stephanie Lilak	Director	March 5, 2024
Stephanie Lilak

/s/ David Paresky	Director	March 5, 2024
David Paresky

/s/ Jostein Solheim	Director	March 5, 2024
Jostein Solheim