Form 10-Q
period 2024-03-31
First Watch Restaurant Group, Inc.
filed 2024-05-07
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
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

The registrant had outstanding 60,372,531 shares of common stock as of May 3, 2024.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed herein, including under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors”, and in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 (“2023 Form 10-K”), including under Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following: uncertainty regarding the Russia and Ukraine war, Israel-Hamas war and the related impact on macroeconomic conditions, including inflation, as a result of such conflicts or other related events; our vulnerability to changes in economic conditions and consumer preferences; our inability to successfully open new restaurants or establish new markets; our inability to effectively manage our growth; potential negative impacts on sales at our and our franchisees’ restaurants as a result of our opening new restaurants; a decline in visitors to any of the retail centers, lifestyle centers, or entertainment centers where our restaurants are located; lower than expected same-restaurant sales growth; unsuccessful marketing programs and limited time new offerings; changes in the cost of food; unprofitability or closure of new restaurants or lower than previously experienced performance in existing restaurants; our inability to compete effectively for customers; unsuccessful financial performance of our franchisees; our limited control over our franchisees’ operations; our inability to maintain good relationships with our franchisees; conflicts of interest with our franchisees; the geographic concentration of our system-wide restaurant base in the southeast portion of the United States; damage to our reputation and negative publicity; our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media; our limited number of suppliers and distributors for several of our frequently used ingredients and shortages or disruptions in the supply or delivery of such ingredients; information technology system failures or breaches of our network security; our failure to comply with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection; our potential liability with our gift cards under the property laws of some states; our failure to enforce and maintain our trademarks and protect our other intellectual property; litigation with respect to intellectual property assets; our dependence on our executive officers and certain other key employees; our inability to identify, hire, train and retain qualified individuals for our workforce; our failure to obtain or to properly verify the employment eligibility of our employees; our failure to maintain our corporate culture as we grow; unionization activities among our employees; employment and labor law proceedings; labor shortages or increased labor costs or health care costs; risks associated with leasing property subject to long-term and non-cancelable leases; risks related to our sale of alcoholic beverages; costly and complex compliance with federal, state and local laws; changes in accounting principles applicable to us; our vulnerability to natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism; our inability to secure additional capital to support business growth; our level of indebtedness; failure to comply with covenants under our credit facility; and the interests of our largest stockholder may differ from those of public stockholders.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	MARCH 31, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$43,245	$49,632
Restricted cash	258	329
Accounts receivable	4,130	5,532
Inventory	5,198	5,381
Prepaid expenses	8,912	7,494
Derivative assets, current	687	457
Other current assets	1,007	2,365
Total current assets	63,437	71,190
Goodwill	360,981	359,883
Intangible assets, net	151,059	151,186
Operating lease right-of-use assets	422,589	420,001
Property, fixtures and equipment, net of accumulated depreciation of $191,757 and $181,481, respectively	276,974	263,082
Other long-term assets	4,216	1,703
Total assets	$1,279,256	$1,267,045
Liabilities and Equity
Current liabilities:
Accounts payable	$5,681	$6,324
Accrued liabilities	32,461	35,630
Accrued compensation	20,646	21,711
Deferred revenues	3,341	5,499
Current portion of operating lease liabilities	41,316	40,281
Current portion of long-term debt	3,034	5,628
Total current liabilities	106,479	115,073
Operating lease liabilities	444,384	441,290
Long-term debt, net	122,705	119,767
Deferred income taxes	27,898	25,331
Derivative liabilities	338	1,346
Other long-term liabilities	3,012	2,954
Total liabilities	704,816	705,761
Commitments and contingencies (Note 12)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 60,372,531 and 59,891,705 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	604	599
Additional paid-in capital	639,107	634,099
Accumulated deficit	(65,533)	(72,747)
Accumulated other comprehensive income (loss)	262	(667)
Total equity	574,440	561,284
Total liabilities and equity	$1,279,256	$1,267,045
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Revenues:
Restaurant sales	$239,308	$207,968
Franchise revenues	3,141	3,438
Total revenues	242,449	211,406
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	52,184	46,627
Labor and other related expenses	79,735	68,573
Other restaurant operating expenses	36,792	31,696
Occupancy expenses	19,168	15,934
Pre-opening expenses	1,567	1,036
General and administrative expenses	27,658	22,705
Depreciation and amortization	12,271	9,117
Impairments and loss on disposal of assets	119	134
Transaction expenses, net	669	253
Total operating costs and expenses	230,163	196,075
Income from operations	12,286	15,331
Interest expense	(2,599)	(1,907)
Other income, net	326	494
Income before income taxes	10,013	13,918
Income tax expense	(2,799)	(4,558)
Net income	$7,214	$9,360

Net income	$7,214	$9,360
Other comprehensive income
Unrealized gain on derivatives	1,238	—
Income tax related to other comprehensive income	(309)	—
Comprehensive income	$8,143	$9,360

Net income per common share - basic	$0.12	$0.16
Net income per common share - diluted	$0.12	$0.15
Weighted average number of common shares outstanding - basic	60,012,790	59,243,430
Weighted average number of common shares outstanding - diluted	62,476,379	60,597,729

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284
Net income	—	—	—	7,214	—	7,214
Stock-based compensation	—	—	1,866	—	—	1,866
Common stock issued under stock-based compensation plans, net	480,826	5	3,142	—	—	3,147
Other comprehensive income, net of tax	—	—	—	—	929	929
Balance at March 31, 2024	60,372,531	$604	$639,107	$(65,533)	$262	$574,440

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 25, 2022	59,211,019	$592	$620,675	$(98,132)	$523,135
Net income	—	—	—	9,360	9,360
Stock-based compensation	—	—	1,497	—	1,497
Common stock issued under stock-based compensation plans, net	73,571	1	564	—	565
Balance at March 26, 2023	59,284,590	$593	$622,736	$(88,772)	$534,557

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Cash flows from operating activities:
Net income	$7,214	$9,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,271	9,117
Stock-based compensation	1,866	1,497
Non-cash operating lease costs	5,752	4,357
Non-cash portion of gain on lease modifications	(5)	(116)
Non-cash loss on extinguishments and modifications of debt	358	—
Deferred income taxes	2,258	4,229
Amortization of debt discount and deferred issuance costs	107	110
Impairments and loss on disposal of assets	119	134
Gain on insurance proceeds	—	(154)
Changes in assets and liabilities:
Accounts receivable	1,402	2,336
Inventory	198	622
Prepaid expenses	(1,418)	(873)
Other assets, current and long-term	1,291	(174)
Accounts payable	(643)	(2,367)
Accrued liabilities and other long-term liabilities	1,698	2,832
Accrued compensation and deferred payroll taxes	(1,065)	(6,521)
Deferred revenues, current and long-term	(1,959)	(2,031)
Other liabilities	(259)	—
Operating lease liabilities	(4,203)	(1,215)
Net cash provided by operating activities	24,982	21,143
Cash flows from investing activities:
Capital expenditures	(28,584)	(14,519)
Acquisitions, net of cash acquired	(3,418)	—
Purchase of intangible assets	—	(76)
Insurance proceeds	—	154
Net cash used in investing activities	(32,002)	(14,441)
Cash flows from financing activities:
Repayments of note payable	—	(516)
Proceeds from borrowings on revolving credit facility	22,500	—
Repayments of borrowings on revolving credit facility	(30,000)	—
Proceeds from long-term debt	100,000	—
Repayments of long-term debt, including finance lease liabilities	(92,655)	(2,007)
Payment of debt discount and deferred issuance costs	(2,430)	—
Proceeds from exercise of stock options, net of employee taxes paid	3,147	565
Net cash provided by (used in) financing activities	562	(1,958)
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,458)	4,744
Cash and cash equivalents and restricted cash:
Beginning of period	49,961	49,923
End of period	$43,503	$54,667
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Supplemental cash flow information:
Cash paid for interest	$2,773	$1,658
Cash paid for income taxes, net of refunds	$—	$67

Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$8,902	$8,323
Leased assets obtained in exchange for new finance lease liabilities	$28	$9
Remeasurements and terminations of operating lease assets and lease liabilities	$(570)	$(955)
Remeasurements and terminations of finance lease assets and lease liabilities	$(9)	$—
Decrease in liabilities from acquisition of property, fixtures and equipment	$(4,337)	$(707)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of March 31, 2024, the Company operated 432 company-owned restaurants and had 99 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended March 31, 2024 and March 26, 2023 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 (“2023 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the 2023 Form 10-K and include all adjustments necessary for the fair statement of the consolidated financial statements for the quarterly periods presented. The results of operations for quarterly periods are not necessarily indicative of the results to be expected for other quarterly periods or the entire fiscal year.
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
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their short-term maturities.
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
3.    Business Acquisitions
On January 22, 2024, the Company acquired substantially all the assets of one franchise-operated restaurant for cash of $3.0 million, incurring related transaction costs of approximately $0.2 million. The purchase price was allocated to the assets acquired based on preliminary valuations including Property, fixtures and equipment of $1.4 million, reacquired rights of $0.5 million, operating lease right-of-use assets and liabilities of $1.2 million and goodwill (primarily expected synergies and assembled workforce; tax deductible) of $1.1 million.

4.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Deferred revenues:
Deferred gift card revenue	$3,067	$5,224
Deferred franchise fee revenue - current	274	275
Total current deferred revenues	$3,341	$5,499
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,990	$1,786
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023
Deferred gift card revenue:
Balance, beginning of period	$5,224	$4,897
Gift card sales	1,409	1,534
Gift card redemptions	(3,112)	(3,204)
Gift card breakage	(459)	(318)
Gift card liabilities assumed through acquisitions	5	—
Balance, end of period	$3,067	$2,909
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023
Deferred franchise fee revenue:
Balance, beginning of period	$2,061	$2,768
Cash received	335	34
Franchise revenues recognized	(102)	(77)
Business combinations - franchise revenues recognized	(30)	—
Balance, end of period	$2,264	$2,725
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023
Restaurant sales:
In-restaurant dining sales	$195,199	$169,229
Third-party delivery sales	25,935	22,314
Take-out sales	18,174	16,425
Total restaurant sales	$239,308	$207,968

Franchise revenues:
Royalty and system fund contributions	$3,009	$3,361
Initial fees	102	77
Business combinations - revenues recognized	30	—
Total franchise revenues	3,141	3,438
Total revenues	$242,449	$211,406
5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Receivables from third-party delivery providers	$1,539	$1,559
Receivables from franchisees	1,221	1,390
Receivables from vendors	680	873
Receivables related to gift card sales	367	1,585
Other receivables	323	125
Total accounts receivable	$4,130	$5,532

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Construction liabilities	$9,607	$13,944
Sales tax	7,158	6,163
Self-insurance and general liability reserves	1,731	1,593
Utilities	1,700	1,657
Interest payable	123	401
Credit card fees	2,046	1,706
Property tax	1,048	922
Contingent rent	952	1,160
Common area maintenance	648	749
Other	7,448	7,335
Total accrued liabilities	$32,461	$35,630
7. Debt
Long-term debt, net consisted of the following:

	MARCH 31, 2024		DECEMBER 31, 2023
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$100,000	7.91%	$92,500	7.70%
Revolving Credit Facility	22,500	7.93%	30,000	7.72%
Finance lease liabilities	940		1,076
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(751)		(1,231)
Total Debt, net	125,739		125,395
Less: Current portion of long-term debt	(3,034)		(5,628)
Long-term debt, net	$122,705		$119,767
Credit Facility
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated as of October 6, 2021 (“Credit Agreement”), which provided for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Credit Facility”).
On February 24, 2023, the Company entered into Amendment No. 1 to the Credit Agreement to replace the London interbank offer rate (“LIBOR”) with a secured overnight financing rate (“SOFR”) pursuant to the terms and LIBOR fallback language in the Credit Agreement. All outstanding borrowings under the Credit Agreement continued to bear interest at LIBOR until March 27, 2023.
On January 5, 2024, the Company entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with terms substantially identical to the Credit Agreement to (i) replace the $100.0 million Term Facility with a new $100.0 million term loan A facility, (the “New Term Facility”), (ii) replace the $75.0 million Revolving Credit Facility with a new $75.0 million revolving credit facility (the “New Revolving Credit Facility”), (iii) increase the New Revolving Credit Facility by $50.0 million bringing the aggregate committed amount under the New Revolving Credit Facility to $125.0 million and (iv) add a new $125.0 million incremental delayed draw term loan facility (the “New Delayed Draw Term Facility”). The New Delayed Draw Term Facility is available to FWR for a period of 18 months from the Second Amendment date and the proceeds may be used to fund permitted acquisitions and new restaurant capital expenditures, repay revolving loans and/or replenish balance sheet cash, in each case, used for such permitted acquisitions or capital expenditures.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans drawn under the New Delayed Draw Term Facility will amortize in equal quarterly installments at the same amortization rate per annum as then applicable to loans under the New Term Facility. The New Term Facility, the New Revolving Credit Facility and the New Delayed Draw Term Facility mature on January 5, 2029.
Effective March 31, 2024, borrowings under the Credit Facility, as amended, bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 8, Interest Rate Swaps, for information about the variable-to-fixed interest rate swap agreements entered into in June 2023.
On April 12, 2024, the Company drew $97.5 million of the $125.0 million New Delayed Draw Term Facility. The proceeds of which were used to repay $22.5 million of borrowings under the New Revolving Credit Facility and fund the acquisition which was completed for approximately $75.0 million on April 15, 2024 as discussed in Note 14, Subsequent Events.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the periods indicated:

	MARCH 31, 2024		DECEMBER 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facility	$100,000	$99,564	$92,500	$92,201
Revolving Credit Facility	$22,500	$22,389	$30,000	$29,897
8. Interest Rate Swaps
On June 23, 2023, the Company entered into variable-to-fixed interest rate swaps to hedge a portion of the cash flows of the Company’s variable rate debt. The interest rate swaps have an aggregate notional amount of $90 million and mature on October 6, 2026. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month SOFR rate.
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
Amounts reported in Other comprehensive income related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the thirteen weeks ended March 31, 2024, a total of $0.3 million was reclassified from Other comprehensive income (loss) as a reduction to Interest expense. Over the next 12 months, the Company estimates that $0.7 million will be reclassified as a reduction to interest expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	MARCH 31, 2024	DECEMBER 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$422,589	$420,001
Finance lease assets	Property, fixtures and equipment, net	923	1,033
Total lease assets		$423,512	$421,034

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	41,316	40,281
Operating lease liabilities - non-current	Operating lease liabilities	444,384	441,290
Finance lease liabilities - current	Current portion of long-term debt	534	628
Finance lease liabilities - non-current	Long-term debt, net	406	448
Total lease liabilities		$486,640	$482,647
_____________
(1) Excludes all variable lease expense.

The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED
		MARCH 31, 2024	MARCH 26, 2023
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$15,693	$12,969
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	4,608	3,880
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	128	127
Interest on lease liabilities	Interest expense	18	26
Total lease expense (1)		$20,447	$17,002
_____________
(1) Includes contingent rent expense of $0.5 million and $0.5 million during the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.
Supplemental cash flow information related to leases was as follows:

(in thousands)	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$14,144	$9,827
Operating cash flows - finance leases	$18	$26
Financing cash flows - finance leases	$155	$132

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental information related to leases was as follows:

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
Weighted-average remaining lease term (in years)
Operating leases	13.6	14.4
Finance leases	2.9	2.7
Weighted-average discount rate (1)
Operating leases	8.3%	8.6%
Finance leases	6.8%	7.6%
____________
(1) Based on the Company’s incremental borrowing rate.
As of March 31, 2024, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2024	$28,564	$480
2025	60,647	275
2026	61,434	89
2027	60,757	77
2028	60,317	64
Thereafter	573,904	50
Total future minimum lease payments (1)	845,623	1,035
Less: imputed interest	(359,923)	(95)
Total present value of lease liabilities	$485,700	$940
_____________
(1) Excludes approximately $149.4 million of executed operating leases that have not commenced as of March 31, 2024.
10. Equity and Stock-Based Compensation
Equity transactions
During the thirteen weeks ended March 31, 2024, funds managed by the Company’s largest stockholder, Advent International, L.P. (“Advent”) sold 6,900,000 shares of the Company’s common stock through an underwritten secondary public offering, including 900,000 shares of common stock which were sold pursuant to the underwriter’s option to purchase additional shares, which was exercised in full. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $0.5 million of costs in connection with the offerings that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option awards
There were no stock option awards granted during the thirteen weeks ended March 31, 2024. A summary of stock option activity during the thirteen weeks ended March 31, 2024 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 31, 2023	4,347,186	$10.22	$42,965	5.1
Exercised	(318,967)	$9.87
Outstanding, March 31, 2024	4,028,219	$10.24	$57,909	4.9

Exercisable, March 31, 2024	3,128,830	$10.01	$45,720	4.7
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day.
A summary of the non-vested stock option activity during the thirteen weeks ended March 31, 2024 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 31, 2023	1,234,031	$7.36
Vested	(334,642)	$6.52
Nonvested, March 31, 2024	899,389	$7.67
Restricted stock units
During the thirteen weeks ended March 31, 2024, a total of 418,251 restricted stock units (“RSU”) were granted. Of the total RSUs granted, 346,655 will vest ratably over a period of three years from grant date, the remaining 71,596 will vest 50% on the second anniversary of the grant date and 50% on the third anniversary of grant date. A summary of the Company’s RSU activity during the thirteen weeks ended March 31, 2024 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 31, 2023	521,042	$15.71	$10,473
Granted	418,251	$24.79
Vested	(161,859)	$15.52
Outstanding, March 31, 2024	777,434	$20.63	$19,140
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $24.62 and $20.10 on March 28, 2024 and December 29, 2023, the last trading days for the periods, respectively.
Stock-based compensation expense was $1.9 million and $1.5 million during the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.
The total related income tax benefit for stock-based compensation expense was $1.3 million and $0.2 million during the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of March 31, 2024:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$2,567	0.6
Restricted stock units	$15,187	2.4
11.    Income Taxes

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023
Income before income taxes	$10,013	$13,918
Income tax expense	$(2,799)	$(4,558)
Effective income tax rate	28.0%	32.7%
The effective income tax rate for the thirteen weeks ended March 31, 2024 was 28.0% as compared to 32.7% for the thirteen weeks ended March 26, 2023. The change in the effective income tax rates was primarily due to (i) the change in the valuation allowance on deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) impact of executive stock-based compensation.
The effective income tax rates for the thirteen weeks ended March 31, 2024 and March 26, 2023 were different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) the impacts of executive stock-based compensation.
Valuation allowance
Management evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s earnings history. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of March 31, 2024. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards and various federal tax credit carryforwards.
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
Contingent consideration liability
Certain federal loss carryforwards, state loss carryforwards and general business credits were accumulated from operations prior to the August 2017 merger through which the Company became majority owned by Advent. To the extent that these credits and carryforwards are utilized to reduce taxes payable, the Company is required to pay the previous stockholders an amount equal to tax savings. A contingent consideration liability of $1.2 million was initially recognized for expected payments to be made to the previous stockholders based on this requirement. In subsequent years, this liability was adjusted for payments made to previous stockholders and for the estimated future use of tax credits and carryforwards. This requirement lapses with respect to any tax year, or portion thereof, beginning after December 31, 2024, or if a change in control event occurs.
During the thirteen weeks ended March 31, 2024, Advent sold common stock of the Company through a secondary public offering. As a result, Advent no longer controls a majority of the Company’s issued and outstanding shares of common stock, creating a change of control event as defined in the merger agreement. A reduction of the contingent consideration liability of $0.6 million was recognized in Transaction expenses, net to release the contingent consideration liability for any tax years not filed. As of March 31, 2024, the remaining contingent consideration liability balance of $0.4 million related to tax returns that have been filed is included in accrued liabilities.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of March 31, 2024. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.
Unclaimed Property
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unredeemed gift card balances. During the first quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company was accepted into Delaware’s Voluntary Disclosure Agreement Program, entitling it to certain benefits and protections offered to participants in the program. The Company intends to work in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. The Company will continue to examine its options regarding the escheat laws of Delaware including completing Delaware’s Voluntary Disclosure Agreement Program or proceeding to audit. In the fourth quarter of 2023, the Company recorded $0.8 million in General and administrative expenses for estimated probable losses that might arise from this matter. As of March 31, 2024, this amount is included in the Accrued liabilities. The Company may ultimately be subject to greater losses.
Management believes the Company is not currently required to remit any amounts relating to future unredeemed gift cards to states as the Company’s subsidiary that is the issuer of our gift cards was re-domiciled in Florida, which exempts gift cards from the abandoned and unclaimed property laws.
13.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED
(in thousands, except share and per share data)	MARCH 31, 2024	MARCH 26, 2023
Numerator:
Net income	$7,214	$9,360
Denominator:
Weighted average common shares outstanding - basic	60,012,790	59,243,430
Weighted average common shares outstanding - diluted	62,476,379	60,597,729
Net income per common share - basic	$0.12	$0.16
Net income per common share - diluted	$0.12	$0.15
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	12,552	1,118,816
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	114,904	—
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock option awards outstanding and unvested as of the respective periods using the treasury method.
14.    Subsequent Events
Business Acquisitions
On April 15, 2024, the Company acquired 21 operating restaurants from a franchisee, together with the associated assets, including, but not limited to, franchise and development rights for cash of approximately $75.0 million. The purchase price will be allocated to the assets acquired and liabilities assumed as the information necessary to complete the fair value analysis is obtained. The acquisition was funded by borrowings under the Credit Facility. See Note 7, Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and notes included in our 2023 Form 10-K. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in our 2023 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A. Risk Factors” of this Form 10-Q.
Overview
First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. In 2023, First Watch was named a Top 100 Most Loved Workplace® in Newsweek by the Best Practice Institute for the second consecutive year. On October 1, 2021, the Company’s common stock began trading on Nasdaq under the ticker symbol “FWRG.”
The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of March 31, 2024, the Company had 432 company-owned restaurants and 99 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended March 31, 2024 (“first quarter of 2024”) as compared, unless otherwise indicated below, to the thirteen weeks ended March 26, 2023 (“first quarter of 2023”), reflected the continued momentum of our strong operating performance and include the following:

•Total revenues increased 14.7% to $242.4 million in the first quarter of 2024 from $211.4 million in the first quarter of 2023
•System-wide sales increased 9.4% to $289.6 million in the first quarter of 2024 from $264.7 million in the first quarter of 2023
•Same-restaurant sales growth of 0.5%*
•Same-restaurant traffic growth of (4.5)%*
•Income from operations margin decreased to 5.1% during the first quarter of 2024 from 7.4% in the first quarter of 2023
•Restaurant level operating profit margin** decreased to 20.8% in the first quarter of 2024 from 21.2% in the first quarter of 2023
•Net income decreased to $7.2 million, or $0.12 per diluted share, in the first quarter of 2024 from $9.4 million, or $0.15 per diluted share in the first quarter of 2023
•Adjusted EBITDA** increased to $28.6 million in the first quarter of 2024 from $27.4 million in the first quarter of 2023
•Opened 9 system-wide restaurants in 8 states resulting in a total of 531 system-wide restaurants (432 company-owned and 99 franchise-owned) across 29 states
___________________
*Comparing the thirteen-week periods ended March 31, 2024 and April 2, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
** See Non-GAAP Financial Measures Reconciliations section below.

Business Trends
The restaurant industry’s casual dining segment experienced a traffic decline of 6.0% in the first calendar quarter this year (as measured by Black Box Intelligence) versus the first quarter of the previous year as many national full-service restaurant systems were met with unexpectedly harsh weather in January 2024 combined with sustained consumer pull-back that ran throughout the quarter. Despite the conditions, the Company’s same-restaurant sales growth was 0.5% due primarily to carried price of 4.4% and positive mix, partially offset by negative same-restaurant traffic growth of 4.5%.

Commodity inflation of 2.9% in the first quarter of 2024 was due principally to increases in our cost of eggs, avocados and blueberries and partially offset by a decline in the cost of coffee. Management estimates 2024 commodity inflation will range between 2.0% to 4.0%.

During the first quarter of 2024, restaurant-level labor experienced approximately 5.0% inflation. In 2024, we currently expect restaurant-level labor inflation of 5.0% to 7.0%.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the first quarter of 2024, this operating metric compares the first fiscal quarter ended March 31, 2024 with the thirteen-week period ended April 2, 2023, versus the fiscal quarter ended March 26, 2023, in order to compare like-for-like periods. For the thirteen weeks ended March 31, 2024 and April 2, 2023, there were 344 restaurants and 328 restaurants, respectively in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

Same-Restaurant Traffic Growth: the percentage change in traffic counts for the thirteen weeks ended March 31, 2024 as compared to the thirteen-week period ended April 2, 2023 using the Comparable Restaurant Base. Measuring our same-restaurant traffic growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors because an increase in same-restaurant traffic provides an indicator as to the development of our brand and the effectiveness of our marketing strategy.

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

Selected Operating Data

	THIRTEEN WEEKS ENDED
	MARCH 31, 2024	MARCH 26, 2023
System-wide sales (in thousands)	$289,581	$264,719
System-wide restaurants	531	484
Company-owned	432	370
Franchise-owned	99	114
Same-restaurant sales growth (1)	0.5%	12.9%
Same-restaurant traffic growth (1)	(4.5)%	5.1%
Income from operations (in thousands)	$12,286	$15,331
Income from operations margin	5.1%	7.4%
Restaurant level operating profit (in thousands) (2)	$49,862	$44,102
Restaurant level operating profit margin (2)	20.8%	21.2%
Net income (in thousands)	$7,214	$9,360
Net income margin	3.0%	4.4%
Adjusted EBITDA (in thousands) (3)	$28,590	$27,413
Adjusted EBITDA margin (3)	11.8%	13.0%
________________
(1) Comparing the thirteen-week period ended March 31, 2024 with the thirteen-week period ended April 2, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
(2) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures, to Restaurant level operating profit and Restaurant level operating profit margin, are set forth in the schedules within the Non-GAAP Financial Measures Reconciliations section below.
(3) Reconciliations from Net income and Net income margin, the most comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin, are set forth in the schedules within the Non-GAAP Financial Measures Reconciliations section below.

Results of Operations
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen weeks ended March 31, 2024 and March 26, 2023:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024		MARCH 26, 2023
Revenues
Restaurant sales	$239,308	98.7%	$207,968	98.4%
Franchise revenues	3,141	1.3%	3,438	1.6%
Total revenues	$242,449	100.0%	$211,406	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	52,184	21.8%	46,627	22.4%
Labor and other related expenses	79,735	33.3%	68,573	33.0%
Other restaurant operating expenses	36,792	15.4%	31,696	15.2%
Occupancy expenses	19,168	8.0%	15,934	7.7%
Pre-opening expenses	1,567	0.7%	1,036	0.5%
General and administrative expenses	27,658	11.4%	22,705	10.7%
Depreciation and amortization	12,271	5.1%	9,117	4.3%
Impairments and loss on disposal of assets	119	—%	134	0.1%
Transaction expenses, net	669	0.3%	253	0.1%
Total operating costs and expenses	230,163	94.9%	196,075	92.7%
Income from operations (1)	12,286	5.1%	15,331	7.4%
Interest expense	(2,599)	(1.1)%	(1,907)	(0.9)%
Other income, net	326	0.1%	494	0.2%
Income before income taxes	10,013	4.1%	13,918	6.6%
Income tax expense	(2,799)	(1.2)%	(4,558)	(2.2)%
Net income	$7,214	3.0%	$9,360	4.4%
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Restaurant sales:
In-restaurant dining sales	$195,199	$169,229	15.3%
Third-party delivery sales	25,935	22,314	16.2%
Take-out sales	18,174	16,425	10.6%
Total Restaurant sales	$239,308	$207,968	15.1%

The increase in total restaurant sales during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to $30.7 million from our NROs and acquired restaurants between March 26, 2023 and March 31, 2024, and $1.6 million from restaurants not in the comparable restaurant base, partially offset by the negative impact from the one week shift in the fiscal calendar associated with same-restaurant sales.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Franchise revenues:
Royalty and system fund contributions	$3,009	$3,361	(10.5)%
Initial fees	102	77	32.5%
Business acquisitions - franchise revenues recognized	30	$—	100.0%
Total Franchise revenues	$3,141	$3,438	(8.6)%
The decrease in franchise revenues during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to the acquisition of 24 franchise-owned restaurants over the past year, partially offset by franchise revenues from the 10 franchise-owned NROs between March 26, 2023 and March 31, 2024.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Food and beverage costs	$52,184	$46,627	11.9%
As a percentage of restaurant sales	21.8%	22.4%	(0.6)%

Food and beverage costs as a percent of restaurant sales decreased during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year primarily due to carried pricing in excess of commodity inflation.
Food and beverage costs increased during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year primarily as a result of (i) the increase in restaurant sales and (ii) 40 NROs between March 26, 2023 and March 31, 2024.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Labor and other related expenses	$79,735	$68,573	16.3%
As a percentage of restaurant sales	33.3%	33.0%	0.3%
Labor and other related expenses as a percentage of restaurant sales increased during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year primarily as a result of average hourly labor wage increases and carrying more managers to staff NROs. This was partially offset by more efficient hourly labor and by the increase in menu prices.

The increase in labor and other related expenses during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to (i) average hourly labor wage increases, (ii) 40 NROs between March 26, 2023 and March 31, 2024 and (iii) carrying more managers to staff NROs.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Other restaurant operating expenses	$36,792	$31,696	16.1%
As a percentage of restaurant sales	15.4%	15.2%	0.2%
Other restaurant operating expenses as a percentage of restaurant sales during the thirteen weeks ended March 31, 2024 was higher than the same period in the prior year primarily due to higher repair and maintenance expense partially offset by favorable to-go supplies costs.
The increase in other restaurant operating expenses during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was mainly due to the increase in restaurant sales and restaurant growth, including restaurants we acquired from our franchisees, driving increases of (i) $2.1 million related to repairs and maintenance, utilities, licensing/permits, marketing and other operating expenses, (ii) $1.2 million in credit card fees, (iii) $1.0 million in operating supplies expense and (iv) $0.8 million in third-party delivery service fees.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Occupancy expenses	$19,168	$15,934	20.3%
As a percentage of restaurant sales	8.0%	7.7%	0.3%
As a percentage of restaurant sales, the increase in occupancy expenses for the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to higher cash rent expense.
The increase in occupancy expenses during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 27, 2022	MARCH 28, 2021	Change
Pre-opening expenses	$1,567	$1,036	51.3%
The increase in pre-opening expenses during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to pre-opening rent expense related to the increase in the number of restaurants opened and under construction.

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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
General and administrative expenses	$27,658	$22,705	21.8%
The increase in general and administrative expenses during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was mainly due to (i) $2.8 million in compensation expense from wage increases and additional employee headcount to support growth and (ii) $2.1 million increase in consulting, information technology, marketing and other miscellaneous expenses.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights. Franchise rights includes rights which arose from the purchase price allocation in connection with the merger agreement through which the Company was acquired by funds affiliated with or managed by Advent International, L.P. (“Advent”) in August 2017, as well as reacquired rights from our acquisitions of franchise-owned restaurants.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Depreciation and amortization	$12,271	$9,117	34.6%
The increase in depreciation and amortization during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to incremental depreciation of capital expenditures associated with NROs.
Transaction Expenses, Net
Transaction expenses, net include (i) revaluations of contingent consideration payable to previous stockholders for tax savings generated through the use of federal and state loss carryforwards and general business credits that had been accumulated from operations prior to our acquisition by Advent in August 2017, (ii) gains or losses associated with lease or contract terminations, (iii) costs incurred in connection with the acquisition of franchise-owned restaurants, (iv) costs related to restaurant closures and (v) costs related to certain equity offerings.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Transaction expenses, net	$669	$253	164.4%
During the thirteen weeks ended March 31, 2024, Transaction expenses, net included increases of (i) $0.5 million on costs incurred in connection with a secondary equity offering and (ii) $0.3 million on costs incurred in connection with acquisitions. This increase was partially offset by a $0.6 million contingent consideration liability release.
Income from Operations

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Income from operations	$12,286	$15,331	(19.9)%
As a percentage of restaurant sales	5.1%	7.4%	(2.3)%

Income from operations margin decreased during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year primarily due to (i) the increase in general and administrative expenses mainly due to wage increases and additional employee headcount to support growth, (ii) the increase in depreciation and amortization as a percent of sales and (iii) the increase in restaurant-level wages and staffing. This decrease was partially offset by menu price increases.

Income from operations decreased during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year primarily due to (i) the increase in restaurant-level wages and staffing, (ii) higher general and administrative expenses mainly attributable to wage increases and additional employee headcount to support growth and (iii) higher depreciation and amortization expense driven by our restaurant growth and acquisitions of certain franchise-owned restaurants, partially offset by an increase in restaurant sales.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Interest expense	$2,599	$1,907	36.3%

The increase in interest expense during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to (i) increased borrowings and (ii) higher interest rates.
Other Income, Net

Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Other income, net	$326	$494	(34.0)%

The decrease in Other income, net during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to a debt refinancing loss partially offset by higher interest income.
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Income tax expense	$(2,799)	$(4,558)	(38.6)%
Effective income tax rate	28.0%	32.7%	(14.4)%

The decrease in Income tax expense is primarily due to (i) lower pre-tax income and (ii) a change to the effective income tax rate for the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year. The change in effective income tax rate for the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year was primarily due to (i) the change in valuation allowance on deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) the impacts of executive stock-based compensation.

Net Income

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Net income	$7,214	$9,360	(22.9)%
As a percentage of total revenues	3.0%	4.4%	(1.4)%

Net income and Net income margin during the thirteen weeks ended March 31, 2024 decreased as compared to the same period in the prior year primarily due to the decrease in income from operations and increase in interest expense. This was partially offset by the decrease in income tax expense.
Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Restaurant level operating profit	$49,862	$44,102	13.1%
Restaurant level operating profit margin	20.8%	21.2%	(0.4)%

Restaurant level operating profit margin during the thirteen weeks ended March 31, 2024 decreased as compared to the same period in the prior year primarily due to sales growth associated with NROs and restaurants acquired between March 26, 2023 and March 31, 2024. This was partially offset by the increase in wages and staffing levels.

Restaurant level operating profit for the thirteen weeks ended March 31, 2024 increased as compared to the same period in the prior year primarily due to (i) sales growth driven by the increase in menu prices, as well as (ii) 40 NROs between March 26, 2023 and March 31, 2024. This was partially offset by an increase in wages and staffing levels.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023	Change
Adjusted EBITDA	$28,590	$27,413	4.3%
Adjusted EBITDA margin	11.8%	13.0%	(1.2)%
Adjusted EBITDA increased during the thirteen weeks ended March 31, 2024 as compared to the same period in the prior year primarily due to the increase in restaurant level operating profit. This was partially offset by the increase in general and administrative expenses mainly due to wage increases and additional employee headcount to support our growth.

Adjusted EBITDA margin declined primarily due to an increase in general and administrative expenses, occupancy and preopening expenses increasing as a percent of sales, partially offset by food and beverage costs decreasing as a percent of sales.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023
Net income	$7,214	$9,360
Depreciation and amortization	12,271	9,117
Interest expense	2,599	1,907
Income taxes	2,799	4,558
EBITDA	24,883	24,942
Strategic costs (1)	235	305
Loss on extinguishment and modification of debt	428	—
Stock-based compensation (2)	1,866	1,497
Delaware Voluntary Disclosure Agreement Program (3)	8	367
Transaction expenses, net (4)	669	253
Insurance proceeds in connection with natural disasters, net (5)	—	(141)
Impairments and loss on disposal of assets (6)	119	134
Recruiting and relocation costs (7)	204	30
Severance costs (8)	178	26
Adjusted EBITDA	$28,590	$27,413

Total revenues	$242,449	$211,406
Net income margin	3.0%	4.4%
Adjusted EBITDA margin	11.8%	13.0%

Additional information
Deferred rent expense (9)	$343	$584
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
(4) Represents costs incurred in connection with the acquisition of franchise-owned restaurants, expenses related to debt, secondary offering costs and, in 2024, an offsetting gain on release of contingent consideration liability.
(5) Represents insurance recoveries, net of costs incurred, in connection with hurricane damage, which were recorded in Other income, net on the Consolidated Statements of Operations and Comprehensive Income.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023
Income from operations	$12,286	$15,331
Less: Franchise revenues	(3,141)	(3,438)
Add:
General and administrative expenses	27,658	22,705
Depreciation and amortization	12,271	9,117
Transaction expenses, net (1)	669	253
Impairments and loss on disposal of assets (2)	119	134
Restaurant level operating profit	$49,862	$44,102

Restaurant sales	$239,308	$207,968
Income from operations margin	5.1%	7.4%
Restaurant level operating profit margin	20.8%	21.2%

Additional information
Deferred rent expense (3)	$293	$534
_____________________________
(1) Represents costs incurred in connection with the acquisition of franchise-owned restaurants, expenses related to debt, secondary offering costs and, in 2024, an offsetting gain on release of contingent consideration liability.
(2) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(3) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources

Liquidity

As of March 31, 2024, we had cash and cash equivalents of $43.2 million and outstanding borrowings under the Credit Facility of $122.5 million, excluding unamortized debt issuance costs and deferred issuance costs. We had availability under our undrawn revolving credit facility of $102.5 million, of which $1.7 million is reserved under letters of credit, and availability of $125.0 million under our undrawn delayed draw term loan pursuant to our credit agreement, as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low because our restaurants store very little inventory and our customers pay for their purchases at the time of the sale which frequently precedes our payment terms with suppliers.

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

We estimate that our capital expenditures will total approximately $125.0 million to $135.0 million in 2024, not including the capital allocated to franchise acquisitions, which will be invested primarily in new restaurant projects and planned remodels. We plan to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings pursuant to our Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended March 31, 2024 and March 26, 2023:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 31, 2024	MARCH 26, 2023
Cash provided by operating activities	$24,982	$21,143
Cash used in investing activities	(32,002)	(14,441)
Cash provided by (used) in financing activities	562	(1,958)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,458)	$4,744
Cash provided by operating activities during the thirteen weeks ended March 31, 2024 increased to $25.0 million from $21.1 million during the thirteen weeks ended March 26, 2023 primarily due to (i) the decrease in net income of $(2.1) million, (ii) the impact of non-cash charges of $3.6 million and (iii) the net change in operating assets and liabilities of $2.4 million. The increase in the non-cash charges was primarily driven by (i) the change in depreciation and amortization and (ii) the change in operating lease costs. This increase was partially offset by the change in deferred income taxes. The net change in operating assets and liabilities of $2.4 million was primarily driven by the timing of operational payments.
Cash used in investing activities increased to $(32.0) million during the thirteen weeks ended March 31, 2024 from $(14.4) million during the thirteen weeks ended March 26, 2023 primarily as a result of (i) the increase in capital expenditures of $(14.1) million, (ii) amounts paid during the thirteen weeks ended March 31, 2024 for acquisitions, including contingent consideration payments, of $(3.4) million.
Cash provided by financing activities of $0.6 million during the thirteen weeks ended March 31, 2024 increased from the $(2.0) million cash used during the thirteen weeks ended March 26, 2023 as a result of (i) proceeds from the exercise of stock options, net of employee taxes paid, of $2.6 million, (ii) proceeds from long-term debt, net of payments made, of $1.9 million, (iii) no payments on the note payable during the thirteen weeks ended March 31, 2024 versus $0.5 million payments made during the thirteen weeks ended March 26, 2023, offset by (iv) $(2.4) million payments of debt discount and deferred issuance costs during the thirteen weeks ended March 31, 2024.
Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the accompanying unaudited interim consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of these unaudited interim consolidated financial statements and related notes requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry and information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. There have been no significant changes to our critical accounting policies as disclosed in “Critical Accounting Estimates” in the 2023 Form 10-K.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited interim consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90.0 million of the $122.5 million outstanding variable rate debt. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 8, Interest Rate Swaps, in the accompanying notes to the unaudited interim consolidated financial statements.
Except as described above, there have been no material changes to our exposure to market risks as disclosed in the 2023 Form 10-K.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2023 Form 10-K filed with SEC on March 5, 2024 for a discussion of the material weaknesses that continue to exist as of March 31, 2024.

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

While the material weaknesses previously disclosed have not yet been remediated as of March 31, 2024, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2023 Form 10-K which could materially affect our business, financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our 2023 Form 10-K. We are making the below updates to reflect that, due to Advent’s sales of our common stock on March 12, 2024, we are no longer considered a “controlled company” under Nasdaq listing rules. Except as presented below, there have been no material changes to the risk factors disclosed in our 2023 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or results of operations.

The following risk factor has been updated:

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest. Although we are no longer a “controlled company” within the meaning of the rules of the Nasdaq, Advent will continue to exert substantial influence over us.

Advent indirectly beneficially owns approximately 45% of our outstanding common stock. Although we are no longer a “controlled company” within the meaning of the Nasdaq listing rules, Advent indirectly beneficially owns shares sufficient to significantly influence all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration (2)
Christoper A. Tomasso, President and Chief Executive Officer	3/8/2024	Rule 10b5-1 Trading Arrangement	Up to 405,000 shares to be sold (3)	6/17/2025
Jay Wolszczak, Chief Legal Officer, General Counsel & Secretary	3/6/2024	Rule 10b5-1 Trading Arrangement	Up to 45,000 shares to be sold (4)	3/6/2025
_____________________
(1) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Each trading arrangement permits transactions through and including the earliest to occur of (i) the completion of all purchases or sales or the expiration of all of the orders relating to such trades, or (ii) the date listed in the table. Trading arrangements marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon the expiration of the applicable mandatory cooling-off period under the Rule.
(3) Mr. Tomasso’s trading plan provides for the sale of up to 405,000 shares on a quarterly basis as follows: (i) Up to 150,000 shares during the first quarterly period beginning on the later of June 17, 2024 or the end of the applicable mandatory cooling-off period and ending September 6, 2024, (ii) up to 150,000 shares during the second quarterly period beginning September 9, 2024 and ending December 9, 2024, (iii) up to 150,000 shares during the third quarterly period beginning December 10, 2024 and ending March 10, 2025, and (iv) up to 150,000 shares during the fourth quarterly period beginning March 11, 2025 and ending June 13, 2025. The sales in each quarterly period are subject to limit prices.
(4) Mr. Wolszczak’s trading plan provides for the sale of up to 45,000 shares after the applicable mandatory cooling-off period subject to limit prices.

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
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the first fiscal quarter ended March 31, 2024, filed on May 7, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2024.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)