Form 10-Q
period 2024-06-30
First Watch Restaurant Group, Inc.
filed 2024-08-06
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had outstanding 60,414,723 shares of common stock as of August 2, 2024.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	JUNE 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$45,104	$49,632
Restricted cash	258	329
Accounts receivable	4,032	5,532
Inventory	5,666	5,381
Prepaid expenses	8,486	7,494
Derivative assets, current	967	457
Other current assets	2,886	2,365
Total current assets	67,399	71,190
Goodwill	398,565	359,883
Intangible assets, net	171,025	151,186
Operating lease right-of-use assets	482,308	420,001
Property, fixtures and equipment, net of accumulated depreciation of $203,862 and $181,481, respectively	313,884	263,082
Other long-term assets	3,473	1,703
Total assets	$1,436,654	$1,267,045
Liabilities and Equity
Current liabilities:
Accounts payable	$7,177	$6,324
Accrued liabilities	39,031	35,630
Accrued compensation	16,979	21,711
Deferred revenues	3,247	5,499
Current portion of operating lease liabilities	45,755	40,281
Current portion of long-term debt	6,645	5,628
Total current liabilities	118,834	115,073
Operating lease liabilities	504,130	441,290
Long-term debt, net	192,074	119,767
Deferred income taxes	32,215	25,331
Derivative liabilities	717	1,346
Other long-term liabilities	2,900	2,954
Total liabilities	850,870	705,761
Commitments and contingencies (Note 12)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 60,402,838 and 59,891,705 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	604	599
Additional paid-in capital	641,625	634,099
Accumulated deficit	(56,633)	(72,747)
Accumulated other comprehensive income (loss)	188	(667)
Total equity	585,784	561,284
Total liabilities and equity	$1,436,654	$1,267,045
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Revenues:
Restaurant sales	$255,457	$212,587	$494,765	$420,555
Franchise revenues	3,104	3,713	6,245	7,151
Total revenues	258,561	216,300	501,010	427,706
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	55,803	47,692	107,987	94,319
Labor and other related expenses	83,841	70,602	163,576	139,175
Other restaurant operating expenses	37,549	32,182	74,341	63,878
Occupancy expenses	20,490	16,461	39,658	32,395
Pre-opening expenses	1,828	1,252	3,395	2,288
General and administrative expenses	27,189	25,284	54,847	47,989
Depreciation and amortization	14,536	9,441	26,807	18,558
Impairments and loss on disposal of assets	153	299	272	433
Transaction expenses, net	725	1,744	1,394	1,997
Total operating costs and expenses	242,114	204,957	472,277	401,032
Income from operations	16,447	11,343	28,733	26,674
Interest expense	(3,381)	(2,037)	(5,980)	(3,944)
Other income, net	713	685	1,039	1,179
Income before income taxes	13,779	9,991	23,792	23,909
Income tax expense	(4,879)	(2,032)	(7,678)	(6,590)
Net income	$8,900	$7,959	$16,114	$17,319

Net income	$8,900	$7,959	$16,114	$17,319
Other comprehensive income
Unrealized (loss) gain on derivatives	(99)	(160)	1,139	(160)
Income tax related to other comprehensive income	25	—	(284)	—
Comprehensive income	$8,826	$7,799	$16,969	$17,159

Net income per common share - basic	$0.15	$0.13	$0.27	$0.29
Net income per common share - diluted	$0.14	$0.13	$0.26	$0.28
Weighted average number of common shares outstanding - basic	60,384,696	59,385,510	60,198,743	59,314,470
Weighted average number of common shares outstanding - diluted	62,464,424	60,944,836	62,507,183	60,770,441
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 25, 2022	59,211,019	$592	$620,675	$(98,132)	$—	$523,135
Net income	—	—	—	9,360	—	9,360
Stock-based compensation	—	—	1,497	—	—	1,497
Common stock issued under stock-based compensation plans, net	73,571	1	564	—	—	565
Balance at March 26, 2023	59,284,590	593	622,736	(88,772)	—	534,557
Net income	—	—	—	7,959	—	7,959
Stock-based compensation	—	—	2,125	—	—	2,125
Common stock issued under stock-based compensation plans, net	179,360	1	1,355	—	—	1,356
Other comprehensive loss, net of tax	—	—	—	—	(160)	(160)
Balance at June 25, 2023	59,463,950	$594	$626,216	$(80,813)	$(160)	$545,837

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2023	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284
Net income	—	—	—	7,214	—	7,214
Stock-based compensation	—	—	1,866	—	—	1,866
Common stock issued under stock-based compensation plans, net	480,826	5	3,142	—	—	3,147
Other comprehensive income, net of tax	—	—	—	—	929	929
Balance at March 31,2024	60,372,531	$604	$639,107	$(65,533)	$262	$574,440
Net income	—	—	—	8,900	—	8,900
Stock-based compensation	—	—	2,452	—	—	2,452
Common stock issued under stock-based compensation plans, net	30,307	—	66	—	—	66
Other comprehensive loss, net of tax	—	—	—	—	(74)	(74)
Balance at June 30, 2024	60,402,838	$604	$641,625	$(56,633)	$188	$585,784

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023
Cash flows from operating activities:
Net income	$16,114	$17,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,807	18,558
Stock-based compensation	4,318	3,622
Non-cash operating lease costs	12,229	8,994
Non-cash portion of gain on lease modifications	(5)	(123)
Non-cash loss on extinguishments and modifications of debt	358	—
Deferred income taxes	6,600	5,874
Amortization of debt discount and deferred issuance costs	255	221
Impairments and loss on disposal of assets	272	433
Gain on insurance proceeds	(3)	(601)
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	1,500	1,698
Inventory	(57)	198
Prepaid expenses	(969)	(92)
Other assets, current and long-term	(641)	(1,539)
Accounts payable	853	(2,076)
Accrued liabilities and other long-term liabilities	3,655	5,821
Accrued compensation and deferred payroll taxes	(4,732)	2,996
Deferred revenues, current and long-term	(2,535)	(1,920)
Other liabilities	(259)	—
Operating lease liabilities	(6,867)	(3,800)
Net cash provided by operating activities	56,893	55,583
Cash flows from investing activities:
Capital expenditures	(58,199)	(29,677)
Acquisitions, net of cash acquired	(77,095)	(8,018)
Purchase of intangible assets	(64)	(76)
Insurance proceeds	3	601
Net cash used in investing activities	(135,355)	(37,170)
Cash flows from financing activities:
Repayments of note payable	—	(1,032)
Proceeds from borrowings on revolving credit facility	22,500	—
Repayments of borrowings on revolving credit facility	(52,500)	—
Proceeds from long-term debt	197,500	—
Repayments of long-term debt, including finance lease liabilities	(94,045)	(2,134)
Payment of debt discount and deferred issuance costs	(2,430)	—
Proceeds from exercise of stock options, net of employee taxes paid	3,213	1,921
Contingent consideration payment	(375)	—
Net cash provided by (used in) financing activities	73,863	(1,245)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,599)	17,168
Cash and cash equivalents and restricted cash:
Beginning of period	49,961	49,923
End of period	$45,362	$67,091

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$4,362	$3,421
Cash paid for income taxes, net of refunds	$2,103	$982

Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities (1)	$73,569	$27,627
Leased assets obtained in exchange for new finance lease liabilities	$160	$62
Remeasurements and terminations of operating lease assets and lease liabilities	$1,613	$(1,212)
Remeasurements and terminations of finance lease assets and lease liabilities	$(13)	$(19)
(Decrease) Increase in liabilities from acquisition of property, fixtures and equipment	$(550)	$4,010
(1) Leased assets and liabilities obtained in fiscal 2024 include $28.1 million from business acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of June 30, 2024, the Company operated 459 company-owned restaurants and had 79 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended June 30, 2024 and June 25, 2023 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 (“2023 Form 10-K”).
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
Interest Rate Swaps
As an element of the Company’s interest rate risk management strategy, Management uses interest rate swaps. The intent of these instruments is to reduce cash flow exposure to variability in future interest rates on the Company’s debt. Management has elected to designate and qualify the interest rate swaps as cash flow hedges. As such, the instruments are recorded on the balance sheet at fair value. Thereafter, gains or losses on the instruments are recognized in equity as changes to Other Comprehensive Income and subsequently reclassified into earnings at the time of the Company’s debt interest payments.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The new guidance requires that a public entity disclose, on an annual and interim basis, disaggregated expense information that is regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosures are also required for public entities that have a single reporting segment. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be adopted retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this new standard.
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
3.    Business Acquisitions
The Company acquired, in two separate transactions, substantially all the assets associated with 22 franchise-operated First Watch restaurants. For both transactions, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The allocations were based on preliminary valuations and are subject to adjustment as additional information is available. The Company expects to finalize the valuation of these assets not later than one year from the respective acquisition date. Transaction costs of $1.4 million were incurred in relation to the acquisitions and were recorded to Transaction expenses, net within the Consolidated Statement of Operations and Comprehensive Income. The details of each acquisition are as follows:

(in thousands, except number of acquired restaurants)	JANUARY 22, 2024	APRIL 15, 2024
Number of acquired restaurants	1	21
Purchase consideration	$3,002	$75,119
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1	$32
Inventory	$15	$213
Other assets	$1	$134
Property, fixtures and equipment	$1,391	$16,511
Reacquired rights	$498	$21,459
Operating right-of-use asset, net of lease position and prepaid rent	$1,251	$26,199
Deferred revenues - gift card liabilities assumed	$(5)	$(160)
Operating lease liabilities	$(1,247)	$(26,853)
Goodwill	$1,097	$37,584
Goodwill reflects the value of expected synergies and assembled workforce, and was assigned to the Company’s single reporting unit. The Company will treat the transactions as asset acquisitions for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life.
The weighted average estimated useful life of the reacquired rights is 5.5 years.
Pro-forma financial information of the acquired restaurants for periods prior to the acquisition dates is not presented due to the immaterial impact on our consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Deferred revenues:
Deferred gift card revenue	$3,022	$5,224
Deferred franchise fee revenue - current	225	275
Total current deferred revenues	$3,247	$5,499
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,668	$1,786
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Deferred gift card revenue:
Balance, beginning of period	$3,067	$2,909	$5,224	$4,897
Gift card sales	2,838	3,027	4,247	4,561
Gift card redemptions	(2,739)	(2,601)	(5,851)	(5,805)
Gift card breakage	(304)	(261)	(763)	(579)
Gift card liabilities assumed through acquisitions	160	80	165	80
Balance, end of period	$3,022	$3,154	$3,022	$3,154
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Deferred franchise fee revenue:
Balance, beginning of period	$2,264	$2,725	$2,061	$2,768
Cash received	72	105	407	139
Franchise revenues recognized	(60)	(80)	(162)	(157)
Business combinations - franchise revenues recognized	(383)	(78)	(413)	(78)
Balance, end of period	$1,893	$2,672	$1,893	$2,672
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Restaurant sales:
In-restaurant dining sales	$211,176	$174,352	$406,375	$343,581
Third-party delivery sales	24,375	21,440	50,310	43,754
Take-out sales	19,906	16,795	38,080	33,220
Total restaurant sales	$255,457	$212,587	$494,765	$420,555

Franchise revenues:
Royalty and system fund contributions	$2,661	$3,555	$5,670	$6,916
Initial fees	60	80	162	157
Business combinations - revenues recognized	383	78	413	78
Total franchise revenues	3,104	3,713	6,245	7,151
Total revenues	$258,561	$216,300	$501,010	$427,706

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Receivables from third-party delivery providers	$1,309	$1,559
Receivables from franchisees	994	1,390
Receivables from vendors	1,092	873
Receivables related to gift card sales	540	1,585
Other receivables	97	125
Total accounts receivable	$4,032	$5,532
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Construction liabilities	$13,394	$13,944
Sales tax	7,416	6,163
Self-insurance and general liability reserves	2,313	1,593
Utilities	1,918	1,657
Interest payable	1,789	401
Credit card fees	2,282	1,706
Property tax	1,371	922
Contingent rent	918	1,160
Common area maintenance	618	749
Acquisition-related liabilities	1,577	1,326
Other	5,435	6,009
Total accrued liabilities	$39,031	$35,630
7. Debt
Long-term debt, net consisted of the following:

	JUNE 30, 2024		DECEMBER 31, 2023
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$99,375	7.93%	$92,500	7.70%
Delayed Draw Term Facility	96,891	7.90%	—
Revolving Credit Facility	—		30,000	7.72%
Finance lease liabilities	912		1,076
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,509)		(1,231)
Total debt, net	198,719		125,395
Less: Current portion of long-term debt	(6,645)		(5,628)
Long-term debt, net	$192,074		$119,767
Credit Facility
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated October 6, 2021 (“Credit Agreement”), which provided for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Credit Facility”).

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
On January 5, 2024, the Company entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) with terms substantially identical to the Credit Agreement to (i) replace the $100.0 million Term Facility with a new $100.0 million term loan A facility (the “New Term Facility”), (ii) replace the $75.0 million Revolving Credit Facility with a new $75.0 million revolving credit facility (the “New Revolving Credit Facility”), (iii) increase the New Revolving Credit Facility by $50.0 million, bringing the aggregate committed amount under the New Revolving Credit Facility to $125.0 million and (iv) add a new $125.0 million incremental delayed draw term loan facility (the “New Delayed Draw Term Facility”). The New Delayed Draw Term Facility is available to FWR for a period of 18 months from the date of the Second Amendment and the proceeds may be used to fund permitted acquisitions and new restaurant capital expenditures, repay revolving loans and/or replenish balance sheet cash, in each case, used for such permitted acquisitions or capital expenditures.
Loans drawn under the New Delayed Draw Term Facility will amortize in equal quarterly installments at the same amortization rate per annum as then applicable to loans under the New Term Facility. The New Term Facility, the New Revolving Credit Facility and the New Delayed Draw Term Facility mature on January 5, 2029.
On April 12, 2024, the Company drew $97.5 million of the $125.0 million New Delayed Draw Term Facility. The proceeds were used to repay $22.5 million of borrowings under the New Revolving Credit Facility and fund the franchise acquisition on April 15, 2024 that was completed for approximately $75.1 million.
As of June 30, 2024, borrowings under the Credit Facility, as amended, bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 8, Interest Rate Swaps, for information about the variable-to-fixed interest rate swap agreements entered in June 2023 and May 2024.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the periods indicated:

	JUNE 30, 2024		DECEMBER 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facility	$99,375	$98,937	$92,500	$92,201
Delayed Draw Term Facility	$96,891	$96,464	$—	$—
Revolving Credit Facility	$—	$—	$30,000	$29,897

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Interest Rate Swaps
The Company utilizes interest rate swaps to hedge a portion of the cash flows of the Company’s variable rate debt.
On June 23, 2023, the Company entered into two variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $90.0 million and mature on October 6, 2026. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month SOFR rate.
On May 17, 2024, the Company entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $60.0 million and mature on June 30, 2027. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from the counterparties based on the three-month SOFR rate.
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
Amounts reported in Other comprehensive income related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the thirteen and twenty-six weeks ended June 30, 2024, a total of $0.2 million and $0.5 million, respectively, was reclassified from Other comprehensive income (loss) as a reduction to Interest expense. Over the next 12 months, the Company estimates that $1.0 million will be reclassified as a reduction to interest expense.
9.    Leases
The following table includes detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheet Classification	JUNE 30, 2024	DECEMBER 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$482,308	$420,001
Finance lease assets	Property, fixtures and equipment, net	919	1,033
Total lease assets		$483,227	$421,034

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	$45,755	$40,281
Operating lease liabilities - non-current	Operating lease liabilities	504,130	441,290
Finance lease liabilities - current	Current portion of long-term debt	473	628
Finance lease liabilities - non-current	Long-term debt, net	439	448
Total lease liabilities		$550,797	$482,647
_____________
(1) Excludes all variable lease expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
		JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$17,059	$13,472	$32,752	$26,441
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	4,818	4,126	9,426	8,006
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	133	127	261	254
Interest on lease liabilities	Interest expense	18	26	36	52
Total lease expense (1)		$22,028	$17,751	$42,475	$34,753
_____________
(1) Includes contingent rent expense of $0.4 million and $0.5 million during the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively, and $0.9 million for both of the twenty-six weeks ended June 30, 2024 and June 25, 2023.
Supplemental cash flow information related to leases was as follows:

(in thousands)	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$27,391	$21,247
Operating cash flows - finance leases	$36	$52
Financing cash flows - finance leases	$311	$259
Supplemental information related to leases was as follows:

	TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023
Weighted-average remaining lease term (in years)
Operating leases	13.5	14.2
Finance leases	3.3	2.6
Weighted-average discount rate (1)
Operating leases	8.0%	8.5%
Finance leases	6.5%	7.4%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2024, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2024	$18,714	$343
2025	62,661	294
2026	68,923	108
2027	68,313	96
2028	67,929	83
Thereafter	649,482	88
Total future minimum lease payments (1)	936,022	1,012
Less: imputed interest	(386,137)	(100)
Total present value of lease liabilities	$549,885	$912
_____________
(1) Excludes approximately $126.4 million of executed operating leases that have not commenced as of June 30, 2024.
10. Equity and Stock-Based Compensation
Equity transactions
During the first quarter of 2024, funds managed by the Company’s largest stockholder, Advent International, L.P. (“Advent”) sold 6,900,000 shares of the Company’s common stock through an underwritten secondary public offering, including 900,000 shares of common stock that were sold pursuant to the underwriter’s option to purchase additional shares, which was exercised in full. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $0.5 million of costs in connection with the offerings that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income.
During the second quarter of 2023, Advent sold 3,500,000 and 3,000,000 shares of the Company’s common stock through underwritten secondary public offerings that were completed on May 18, 2023 and June 13, 2023, respectively. The selling stockholders sold an additional 525,000 and 450,000 shares of common stock on May 18, 2023 and July 3, 2023, respectively, pursuant to the terms of the underwriter’s option associated with each secondary offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $1.0 million of costs that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income.
Stock option awards
There were no stock option awards granted during the twenty-six weeks ended June 30, 2024. A summary of stock option activity during the twenty-six weeks ended June 30, 2024 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 31, 2023	4,347,186	$10.22	$42,965	5.1
Forfeited	(22,999)	$12.65
Exercised	(324,276)	$9.91
Outstanding, June 30, 2024	3,999,911	$10.23	$29,334	4.5

Exercisable, June 30, 2024	3,633,619	$9.97	$27,585	4.2
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day of the period.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the non-vested stock option activity during the twenty-six weeks ended June 30, 2024 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested, December 31, 2023	1,234,031	$7.36
Forfeited	(22,999)	$5.70
Vested	(844,740)	$7.95
Nonvested, June 30, 2024	366,292	$6.09
Restricted stock units
During the twenty-six weeks ended June 30, 2024, a total of 459,041 restricted stock units (“RSUs”) were granted. Of the total RSUs granted, 353,683 will vest ratably over a period of three years from grant date, 33,762 will vest one year from the grant date, and the remaining 71,596 will vest 50% on the second anniversary of the grant date and 50% on the third anniversary of grant date. A summary of the Company’s RSU activity during the twenty-six weeks ended June 30, 2024 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 31, 2023	521,042	$15.71	$10,473
Granted	459,041	$24.33
Forfeited	(7,436)	$17.03
Vested	(186,857)	$15.85
Outstanding, June 30, 2024	785,790	$20.70	$13,798
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $17.56 and $20.10 on June 28, 2024 and December 29, 2023, the last trading days for the periods, respectively.
Stock-based compensation expense was $2.5 million and $2.1 million during the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively, and $4.3 million and $3.6 million during the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively.
The total related income tax benefit for stock-based compensation expense was $0.1 million and $0.4 million during the thirteen weeks ended June 30, 2024 and June 25, 2023, and $1.4 million and $0.6 million during the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively.
Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of June 30, 2024:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$1,572	0.7
Restricted stock units	$14,190	2.2
11.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Income before income taxes	$13,779	$9,991	$23,792	$23,909
Income tax expense	$(4,879)	$(2,032)	$(7,678)	$(6,590)
Effective income tax rate	35.4%	20.3%	32.3%	27.6%

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective income tax rate for the thirteen and twenty-six weeks ended June 30, 2024 was 35.4% and 32.3%, respectively, as compared to 20.3% and 27.6% for the thirteen and twenty-six weeks ended June 25, 2023, respectively. The change in the effective income tax rates was primarily due to (i) the change in the valuation allowance on deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) impact of executive stock-based compensation.
The effective income tax rates for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 were different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iii) the impacts of executive stock-based compensation and (iv) non-deductible costs associated with the Secondary Offerings.
Valuation allowance
Management evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s earnings history. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of June 30, 2024. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards and various federal tax credit carryforwards.
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
Contingent consideration liability
Certain federal loss carryforwards, state loss carryforwards and general business credits were accumulated from operations prior to the August 2017 merger through which the Company became majority owned by Advent. Under the terms of an agreement with the previous stockholders, to the extent that these credits and carryforwards were utilized to reduce taxes payable, the Company was required to pay the previous stockholders an amount equal to tax savings. In accordance with the agreement, an initial contingent consideration liability of $1.2 million was recognized and adjusted periodically for estimated future use and the actual distributions to previous stockholders. By agreement the obligation would lapse following a change in control event.
During the first quarter of 2024, Advent sold common stock of the Company through a secondary public offering. As a result, Advent no longer controlled a majority of the Company’s issued and outstanding shares of common stock. Advent’s first quarter sale, therefore, represents a change of control event as defined in the agreement. Given this change in control event, the remaining $0.6 million of the contingent consideration liability was released through Transaction expenses, net. Final payment to previous stockholders was made in the second quarter of 2024.
12.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of June 30, 2024. In the event any litigation losses become probable and estimable, the Company will recognize anticipated losses.
Unclaimed Property
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unredeemed gift card balances. During the first quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company was accepted into Delaware’s Voluntary Disclosure Agreement Program, entitling it to certain benefits and protections offered to participants in the program. In 2023, the Company recorded $0.8 million in General and administrative expenses for this matter. In the second quarter of 2024, the Company paid $0.7 million to the State of Delaware to resolve escheat matters related to unclaimed gift card balances. The Company believes any additional payments to the State of Delaware to resolve the remaining escheat matters will not be significant.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management believes the Company is not currently required to remit any amounts relating to future unredeemed gift cards to states as the Company’s subsidiary that is the issuer of our gift cards was re-domiciled in Florida, which exempts gift cards from the abandoned and unclaimed property laws.
13.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except share and per share data)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Numerator:
Net income	$8,900	$7,959	$16,114	$17,319
Denominator:
Weighted average common shares outstanding - basic	60,384,696	59,385,510	60,198,743	59,314,470
Weighted average common shares outstanding - diluted	62,464,424	60,944,836	62,507,183	60,770,441
Net income per common share - basic	$0.15	$0.13	$0.27	$0.29
Net income per common share - diluted	$0.14	$0.13	$0.26	$0.28
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	12,552	1,005,061	12,552	1,005,359
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	417,325	9,065	266,115	4,533
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock option awards outstanding and unvested as of the respective periods using the treasury method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and notes included in our 2023 Form 10-K. As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in our 2023 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2024.
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
The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of June 30, 2024, the Company had 459 company-owned restaurants and 79 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended June 30, 2024 (“second quarter of 2024”) as compared, unless otherwise indicated below, to the thirteen weeks ended June 25, 2023 (“second quarter of 2023”), reflected the continued momentum of our strong operating performance and include the following:

•Total revenues increased 19.5% to $258.6 million in the second quarter of 2024 from $216.3 million in the second quarter of 2023
•System-wide sales increased 10.1% to $299.0 million in the second quarter of 2024 from $271.5 million in the second quarter of 2023
•Same-restaurant sales growth of negative 0.3%*
•Same-restaurant traffic growth of negative of 4.0%*
•Income from operations margin increased to 6.4% during the second quarter of 2024 from 5.3% in the second quarter of 2023
•Restaurant level operating profit margin** increased to 21.9% in the second quarter of 2024 from 20.9% in the second quarter of 2023
•Net income increased to $8.9 million, or $0.14 per diluted share, in the second quarter of 2024 from $8.0 million, or $0.13 per diluted share in the second quarter of 2023
•Adjusted EBITDA** increased to $35.3 million in the second quarter of 2024 from $25.8 million in the second quarter of 2023
•Opened 7 system-wide restaurants in 6 states and acquired 21 franchise-owned restaurants resulting in a total of 538 system-wide restaurants (459 company-owned and 79 franchise-owned) across 29 states
___________________
*Comparing the thirteen-week periods ended June 30, 2024 and July 2, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
** See Non-GAAP Financial Measures Reconciliations section below.

Business Trends
Our same restaurant sales growth was negative 0.3% for the quarter due principally to continuing pressure on traffic. Our same restaurant traffic growth was negative 4.0% in the second quarter which was up from negative 4.5% reported in the first quarter.

Commodity inflation of 4.2% in the second quarter was due principally to increases in our cost of avocados and bacon and partially offset by a decline in the cost of coffee, shell eggs and bread. Management estimates 2024 commodity inflation will range between 2.0% to 4.0%.

During the second quarter, restaurant-level wage inflation was approximately 5.0%. For the full year, management expects restaurant-level wage inflation in the range of 5.0% to 7.0%.
Key Performance Indicators

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we commonly discuss the following key operating metrics which we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to evaluate performance and assess the growth of our business as well as the effectiveness of our marketing and operational strategies.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the second quarter of 2024, this operating metric compares the thirteen and twenty-six-week periods ended June 30, 2024 with the thirteen and twenty-six-week periods ended July 2, 2023, versus the thirteen and twenty-six-week periods ended June 25, 2023, in order to compare like-for-like periods. For the thirteen and twenty-six weeks ended June 30, 2024 and July 2, 2023, there were 344 restaurants and 327 restaurants, respectively, in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

Same-Restaurant Traffic Growth: the percentage change in traffic counts for the thirteen and twenty-six week periods ended June 30, 2024 as compared to the thirteen and twenty-six-week periods ended July 2, 2023 using the Comparable Restaurant Base, in order to compare like-for-like periods. Measuring our same-restaurant traffic growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors because an increase in same-restaurant traffic provides an indicator as to the development of our brand and the effectiveness of our marketing strategy.

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

We use Restaurant level operating profit and Restaurant level operating profit margin (i) to evaluate the performance and profitability of each operating restaurant, individually and in the aggregate, and (ii) to make decisions regarding future spending and other operational decisions.

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

Selected Operating Data

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
System-wide sales (in thousands)	$298,978	$271,546	$588,558	$536,265
System-wide restaurants	538	492	538	492
Company-owned	459	381	459	381
Franchise-owned	79	111	79	111
Same-restaurant sales growth (1)	(0.3)%	7.8%	0.1%	10.4%
Same-restaurant traffic growth (1)	(4.0)%	(1.2)%	(4.2)%	1.9%
Income from operations (in thousands)	$16,447	$11,343	$28,733	$26,674
Income from operations margin	6.4%	5.3%	5.8%	6.3%
Restaurant level operating profit (in thousands) (2)	$55,946	$44,398	$105,808	$88,500
Restaurant level operating profit margin (2)	21.9%	20.9%	21.4%	21.0%
Net income (in thousands)	$8,900	$7,959	$16,114	$17,319
Net income margin	3.4%	3.7%	3.2%	4.0%
Adjusted EBITDA (in thousands) (3)	$35,325	$25,816	$63,915	$53,229
Adjusted EBITDA margin (3)	13.7%	11.9%	12.8%	12.4%
________________
(1) Comparing the thirteen and twenty-six-week periods ended June 30, 2024 with the thirteen and twenty-six-week periods ended July 2, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
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

Results of Operations
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023:

	THIRTEEN WEEKS ENDED				TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024		JUNE 25, 2023		JUNE 30, 2024		JUNE 25, 2023
Revenues
Restaurant sales	$255,457	98.8%	$212,587	98.3%	$494,765	98.8%	$420,555	98.3%
Franchise revenues	3,104	1.2%	3,713	1.7%	6,245	1.2%	7,151	1.7%
Total revenues	$258,561	100.0%	$216,300	100.0%	$501,010	100.0%	$427,706	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	55,803	21.8%	47,692	22.4%	107,987	21.8%	94,319	22.4%
Labor and other related expenses	83,841	32.8%	70,602	33.2%	163,576	33.1%	139,175	33.1%
Other restaurant operating expenses	37,549	14.7%	32,182	15.1%	74,341	15.0%	63,878	15.2%
Occupancy expenses	20,490	8.0%	16,461	7.7%	39,658	8.0%	32,395	7.7%
Pre-opening expenses	1,828	0.7%	1,252	0.6%	3,395	0.7%	2,288	0.5%
General and administrative expenses	27,189	10.5%	25,284	11.7%	54,847	10.9%	47,989	11.2%
Depreciation and amortization	14,536	5.6%	9,441	4.4%	26,807	5.4%	18,558	4.3%
Impairments and loss on disposal of assets	153	0.1%	299	0.1%	272	0.1%	433	0.1%
Transaction expenses, net	725	0.3%	1,744	0.8%	1,394	0.3%	1,997	0.5%
Total operating costs and expenses	242,114	93.6%	204,957	94.8%	472,277	94.3%	401,032	93.8%
Income from operations (1)	16,447	6.4%	11,343	5.3%	28,733	5.8%	26,674	6.3%
Interest expense	(3,381)	(1.3)%	(2,037)	(0.9)%	(5,980)	(1.2)%	(3,944)	(0.9)%
Other income, net	713	0.3%	685	0.3%	1,039	0.2%	1,179	0.3%
Income before income taxes	13,779	5.3%	9,991	4.6%	23,792	4.7%	23,909	5.6%
Income tax expense	(4,879)	(1.9)%	(2,032)	(0.9)%	(7,678)	(1.5)%	(6,590)	(1.5)%
Net income	$8,900	3.4%	$7,959	3.7%	$16,114	3.2%	$17,319	4.0%
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Restaurant sales:
In-restaurant dining sales	$211,176	$174,352	21.1%	$406,375	$343,581	18.3%
Third-party delivery sales	24,375	21,440	13.7%	50,310	43,754	15.0%
Take-out sales	19,906	16,795	18.5%	38,080	33,220	14.6%
Total Restaurant sales	$255,457	$212,587	20.2%	$494,765	$420,555	17.6%

The increase in total restaurant sales as compared to the same periods in the prior year was due principally to restaurant sales of (i) $20.9 million and $36.8 million for the thirteen and twenty-six weeks ended June 30, 2024, respectively, from 40 NROs opened between June 25, 2023 and June 30, 2024, (ii) $19.3 million and $28.4 million for the thirteen and twenty-six weeks ended June 30, 2024, respectively, from 39 restaurants acquired from franchisees between June 25, 2023 and June 30, 2024 and (iii) menu price increases.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Franchise revenues:
Royalty and system fund contributions	$2,661	$3,555	(25.1)%	$5,670	$6,916	(18.0)%
Initial fees	60	80	(25.0)%	162	157	3.2%
Business acquisitions - franchise revenues recognized	383	$78	391.0%	413	$78	429.5%
Total Franchise revenues	$3,104	$3,713	(16.4)%	$6,245	$7,151	(12.7)%
The decrease in franchise revenues during the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was primarily driven by the acquisition of 39 franchise-owned restaurants, partially offset by franchise revenues from the 8 franchise-owned NROs between June 25, 2023 and June 30, 2024.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Food and beverage costs	$55,803	$47,692	17.0%	$107,987	$94,319	14.5%
As a percentage of restaurant sales	21.8%	22.4%	(0.6)%	21.8%	22.4%	(0.6)%

Food and beverage costs as a percent of restaurant sales decreased during the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year primarily due to the leverage of menu price increases partially offset by commodity inflation.
Food and beverage costs increased during the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year primarily as a result of the 40 NROs and 39 restaurants acquired from franchisees between June 25, 2023 and June 30, 2024.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Labor and other related expenses	$83,841	$70,602	18.8%	$163,576	$139,175	17.5%
As a percentage of restaurant sales	32.8%	33.2%	(0.4)%	33.1%	33.1%	—%
Labor and other related expenses as a percentage of restaurant sales decreased during the thirteen weeks ended June 30, 2024 as compared to the same period in the prior year primarily as a result of (i) the leverage of menu price increases, and (ii) hourly labor efficiency. These increases were partially offset by wage increases.

The increase in labor and other related expenses during the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was primarily due to (i) the increase in the number of restaurants (ii) wage increases and (iii) carrying more managers to staff new restaurants.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Other restaurant operating expenses	$37,549	$32,182	16.7%	$74,341	$63,878	16.4%
As a percentage of restaurant sales	14.7%	15.1%	(0.4)%	15.0%	15.2%	(0.2)%
For the thirteen and twenty-six weeks ended June 30, 2024, other restaurant operating expenses as a percentage of restaurant sales was lower than the same periods in the prior year primarily due to (i) decrease in smallwares expense, (ii) deflation in to-go supplies costs, and (iii) decrease in general liability insurance premiums, partially offset by increases in credit card fees attributable to our pay-at-table program rolled out in the first quarter of 2024.
The increase in other restaurant operating expenses during the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was mainly due to the increase in the number of restaurants.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Occupancy expenses	$20,490	$16,461	24.5%	$39,658	$32,395	22.4%
As a percentage of restaurant sales	8.0%	7.7%	0.3%	8.0%	7.7%	0.3%
As a percentage of restaurant sales, the increase in occupancy expenses for the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was primarily due to higher rent expense and the deleverage associated with negative same restaurant sales growth.
The increase in occupancy expenses during the thirteen weeks and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Pre-opening expenses	$1,828	$1,252	46.0%	$3,395	$2,288	48.4%
The increase in pre-opening expenses during the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was primarily from increases in (i) rent, (ii) travel expenses and (iii) the number of restaurants opened and under construction.

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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
General and administrative expenses	$27,189	$25,284	7.5%	$54,847	$47,989	14.3%
The increase in general and administrative expenses during the thirteen weeks ended June 30, 2024 as compared to the same period in the prior year was mainly due to (i) $1.2 million in compensation expense from wage increases and additional employee headcount to support growth and (ii) $0.7 million increase in consulting and professional services, information technology, licenses, travel and other miscellaneous expenses.
The increase in general and administrative expenses during the twenty-six weeks ended June 30, 2024 as compared to the same period in the prior year was mainly due to (i) $4.3 million in compensation expense from wage increases and additional employee headcount to support growth and (ii) $2.6 million increase in consulting and professional services, information technology, licenses, travel and other miscellaneous expenses.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Depreciation and amortization	$14,536	$9,441	54.0%	$26,807	$18,558	44.4%
The increase in depreciation and amortization during the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was due to (i) additional NRO assets and restaurants acquired from franchisees and (ii) reacquired rights.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Transaction expenses, net	$725	$1,744	(58.4)%	$1,394	$1,997	(30.2)%

The decrease in Transaction expenses, net during the thirteen-week period ended June 30, 2024 as compared to the same period in the prior year was primarily due to (i) $0.7 million decrease in costs incurred by us in connection with the secondary public offerings of the Company’s common stock by entities affiliated with Advent and (ii) $0.3 million decrease in costs incurred in connection with the acquisition of certain franchise-owned restaurants.

The decrease in Transaction expenses, net during the twenty-six weeks ended June 30, 2024 as compared to the same period in the prior year was primarily due to a contingent consideration liability reduction recognized as a reduction in transaction expenses in the first quarter of 2024.

Income from Operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Income from operations	$16,447	$11,343	45.0%	$28,733	$26,674	7.7%
As a percentage of restaurant sales	6.4%	5.3%	1.1%	5.8%	6.3%	(0.5)%
Income from operations margin increased during the thirteen weeks ended June 30, 2024 as compared to the same period in the prior year primarily due to (i) leveraging increase in sales from menu price increases and (ii) improved labor efficiency. This was partially offset by increases in occupancy expense and depreciation and amortization increasing as a percent of sales.

Income from operations margin decreased during the twenty-six weeks ended June 30, 2024 as compared to the same period in the prior year primarily due to (i) the increase in occupancy expenses and (ii) higher depreciation and amortization expense driven by our restaurant growth and acquisition of certain franchise-owned restaurants, partially offset by the increase in restaurant sales.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Interest expense	$3,381	$2,037	66.0%	$5,980	$3,944	51.6%

The increase in interest expense during the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was due to (i) increased borrowings associated with franchise acquisitions and (ii) higher interest rates.
Other Income, Net
Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Other income, net	$713	$685	4.1%	$1,039	$1,179	(11.9)%
The twenty-six week period ended June 30, 2024 includes $0.4 million of debt refinancing charges. Differences in Other income for the comparative periods presented are related to expected fluctuations in insurance recoveries and interest income.
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Income tax expense	$(4,879)	$(2,032)	140.1%	$(7,678)	$(6,590)	16.5%
Effective income tax rate	35.4%	20.3%	15.1%	32.3%	27.6%	4.7%

The change in the effective income tax rates for the thirteen and twenty-six weeks ended June 30, 2024 as compared to the same periods in the prior year was primarily due to (i) the change in the valuation allowance on deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) the impacts of executive stock-based compensation.

Net Income

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Net income	$8,900	$7,959	11.8%	$16,114	$17,319	(7.0)%
As a percentage of total revenues	3.4%	3.7%	(0.3)%	3.2%	4.0%	(0.8)%

The increase in net income during the thirteen weeks ended June 30, 2024 as compared to the same period in the prior year was primarily due to the increase in income from operations. This was partially offset by (i) the increase in interest expense and (ii) the increase in income tax expense. Net income margin during the thirteen weeks ended June 30, 2024 decreased compared to the same period in the prior year primarily due to the increase in interest expense and income tax expense, partially offset by the increase in income from operations.

Net income and net income margin during the twenty-six weeks ended June 30, 2024 decreased as compared to the same period in the prior year primarily due to the (i) increase in interest expense, (ii) the increase in income tax expense and (iii) the decrease in income from operations margin.
Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Restaurant level operating profit	$55,946	$44,398	26.0%	$105,808	$88,500	19.6%
Restaurant level operating profit margin	21.9%	20.9%	1.0%	21.4%	21.0%	0.4%

Restaurant level operating profit margin during the thirteen weeks ended June 30, 2024 increased as compared to the same period in the prior year primarily due to (i) additional restaurant sales contributed by NROs and restaurants acquired between June 25, 2023 and June 30, 2024, (ii) favorable food and beverage costs as a percent of sales and (iii) labor efficiencies. This was partially offset by the increase in (i) wages and (ii) the deleverage of occupancy expenses.

Restaurant level operating profit for the twenty-six weeks ended June 30, 2024 increased as compared to the same period in the prior year primarily due to (i) sales growth driven by the increase in menu prices, as well as (ii) restaurant sales contributed by 40 NROs and 39 restaurants acquired from franchisees between June 25, 2023 and June 30, 2024. This was partially offset by an increase in (i) wages and (ii) deleverage of occupancy expenses.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	Change	JUNE 30, 2024	JUNE 25, 2023	Change
Adjusted EBITDA	$35,325	$25,816	36.8%	$63,915	$53,229	20.1%
Adjusted EBITDA margin	13.7%	11.9%	1.8%	12.8%	12.4%	0.4%
Adjusted EBITDA increased during the thirteen and twenty-six week periods ended June 30, 2024 as compared to the same periods in the prior year primarily due to the increase in restaurant level operating profit. This was partially offset by general and administrative expenses mainly due to wage increases and additional employee headcount to support growth..

Adjusted EBITDA margin increased during the thirteen and twenty-six week periods ended June 30, 2024 compared to the same periods in the prior year primarily due to an increase in (i) restaurant level operating profit margin and (ii) general and administrative expenses growing at a slower rate than total revenue.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Net income	$8,900	$7,959	$16,114	$17,319
Depreciation and amortization	14,536	9,441	26,807	18,558
Interest expense	3,381	2,037	5,980	3,944
Income taxes	4,879	2,032	7,678	6,590
EBITDA	31,696	21,469	56,579	46,411
Strategic costs (1)	161	208	396	513
Loss on extinguishment and modification of debt	—	—	428	—
Stock-based compensation (2)	2,452	2,125	4,318	3,622
Delaware Voluntary Disclosure Agreement Program (3)	67	45	75	412
Transaction expenses, net (4)	725	1,744	1,394	1,997
Insurance proceeds in connection with natural disasters, net (5)	—	(154)	—	(295)
Impairments and loss on disposal of assets (6)	153	299	272	433
Recruiting and relocation costs (7)	71	80	275	110
Severance costs (8)	—	—	178	26
Adjusted EBITDA	$35,325	$25,816	$63,915	$53,229

Total revenues	$258,561	$216,300	$501,010	$427,706
Net income margin	3.4%	3.7%	3.2%	4.0%
Adjusted EBITDA margin	13.7%	11.9%	12.8%	12.4%

Additional information
Deferred rent expense (9)	$406	$330	$749	$914
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023	JUNE 30, 2024	JUNE 25, 2023
Income from operations	$16,447	$11,343	$28,733	$26,674
Less: Franchise revenues	(3,104)	(3,713)	(6,245)	(7,151)
Add:
General and administrative expenses	27,189	25,284	54,847	47,989
Depreciation and amortization	14,536	9,441	26,807	18,558
Transaction expenses, net (1)	725	1,744	1,394	1,997
Impairments and loss on disposal of assets (2)	153	299	272	433
Restaurant level operating profit	$55,946	$44,398	$105,808	$88,500

Restaurant sales	$255,457	$212,587	$494,765	$420,555
Income from operations margin	6.4%	5.3%	5.8%	6.3%
Restaurant level operating profit margin	21.9%	20.9%	21.4%	21.0%

Additional information
Deferred rent expense (3)	$357	$280	$650	$814
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
Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $45.1 million and outstanding borrowings under the Credit Facility of $196.3 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $123.3 million under our revolving credit facility of $125.0 million, of which $1.7 million is reserved under letters of credit, and availability of $27.5 million under our delayed draw term loan pursuant to our credit agreement, as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers pay for their purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

We believe that our cash flow from operations, availability under our Credit Facility and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, or should we decide to pursue one or more significant acquisitions, it will be funded first through additional indebtedness and thereafter through the issuance of equity. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position in order to enhance financial flexibility.

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

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended June 30, 2024 and June 25, 2023:

	TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 30, 2024	JUNE 25, 2023
Cash provided by operating activities	$56,893	$55,583
Cash used in investing activities	(135,355)	(37,170)
Cash provided by (used) in financing activities	73,863	(1,245)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,599)	$17,168
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. Cash provided by operations increased during the twenty-six week period ended June 30, 2024 as compared to the twenty-six week period ended June 25, 2023 is primarily due to the increase in the number of restaurants.
Cash used in investing activities increased during the twenty-six weeks ended June 30, 2024 from the twenty-six weeks ended June 25, 2023 due principally to (i) increases in the number of new restaurants and capital projects into which the Company is investing and (ii) the acquisitions of 22 franchise-operated restaurants versus 6 in the same period last year.
Cash from financing activities reflects borrowings from the Company’s Credit Facility to fund strategic acquisitions of franchise-operated restaurants.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90.0 million of the outstanding variable rate debt. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. On May 17, 2024, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge an additional $60.0 million of the $196.3 million variable rate debt outstanding. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 8, Interest Rate Swaps, in the accompanying notes to the unaudited interim consolidated financial statements.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2023 Form 10-K filed with SEC on March 5, 2024 for a discussion of the material weaknesses that continue to exist as of June 30, 2024.

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

While the material weaknesses previously disclosed have not yet been remediated as of June 30, 2024, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2023 Form 10-K, updated as set forth below, which update was first included in Part II, Item 1A., “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 to reflect that, due to Advent’s sales of our common stock on March 12, 2024, we are no longer considered a “controlled company” under Nasdaq listing rules. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or results of operations.

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

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the second fiscal quarter ended June 30, 2024, filed on August 6, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2024.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)