Form 10-Q
period 2024-09-29
First Watch Restaurant Group, Inc.
filed 2024-11-07
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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

The registrant had outstanding 60,569,820 shares of common stock as of November 5, 2024.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$51,129	$49,632
Restricted cash	—	329
Accounts receivable	4,932	5,532
Inventory	5,329	5,381
Prepaid expenses	7,439	7,494
Derivative assets, current	—	457
Other current assets	4,180	2,365
Total current assets	73,009	71,190
Goodwill	398,565	359,883
Intangible assets, net	169,328	151,186
Operating lease right-of-use assets	507,627	420,001
Property, fixtures and equipment, net of accumulated depreciation of $216,367 and $181,481, respectively	333,054	263,082
Other long-term assets	3,374	1,703
Total assets	$1,484,957	$1,267,045
Liabilities and Equity
Current liabilities:
Accounts payable	$6,874	$6,324
Accrued liabilities	43,787	35,630
Accrued compensation	25,197	21,711
Deferred revenues	2,373	5,499
Current portion of operating lease liabilities	47,565	40,281
Current portion of long-term debt	7,830	5,628
Derivative liabilities, current	389	—
Total current liabilities	134,015	115,073
Operating lease liabilities	533,849	441,290
Long-term debt, net	189,652	119,767
Deferred income taxes	32,224	25,331
Derivative liabilities	2,921	1,346
Other long-term liabilities	3,165	2,954
Total liabilities	895,826	705,761
Commitments and contingencies (Note 12)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 60,552,093 and 59,891,705 shares issued and outstanding at September 29, 2024 and December 31, 2023, respectively	606	599
Additional paid-in capital	645,530	634,099
Accumulated deficit	(54,521)	(72,747)
Accumulated other comprehensive loss	(2,484)	(667)
Total equity	589,131	561,284
Total liabilities and equity	$1,484,957	$1,267,045
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Revenues:
Restaurant sales	$248,965	$215,495	$743,730	$636,050
Franchise revenues	2,644	3,717	8,889	10,868
Total revenues	251,609	219,212	752,619	646,918
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	55,865	48,709	163,852	143,028
Labor and other related expenses	83,756	73,137	247,332	212,312
Other restaurant operating expenses	38,891	33,694	113,232	97,572
Occupancy expenses	21,075	17,555	60,733	49,950
Pre-opening expenses	2,387	2,035	5,782	4,323
General and administrative expenses	27,680	25,179	82,527	73,168
Depreciation and amortization	15,153	10,434	41,960	28,992
Impairments and loss on disposal of assets	114	185	386	618
Transaction expenses, net	375	546	1,769	2,543
Total operating costs and expenses	245,296	211,474	717,573	612,506
Income from operations	6,313	7,738	35,046	34,412
Interest expense	(3,441)	(1,848)	(9,421)	(5,792)
Other income, net	624	771	1,663	1,950
Income before income taxes	3,496	6,661	27,288	30,570
Income tax expense	(1,384)	(1,243)	(9,062)	(7,833)
Net income	$2,112	$5,418	$18,226	$22,737

Net income	$2,112	$5,418	$18,226	$22,737
Other comprehensive income
Unrealized (loss) gain on derivatives	(3,560)	1,257	(2,421)	1,097
Income tax related to other comprehensive income	888	(272)	604	(272)
Comprehensive (loss) income	$(560)	$6,403	$16,409	$23,562

Net income per common share - basic	$0.03	$0.09	$0.30	$0.38
Net income per common share - diluted	$0.03	$0.09	$0.29	$0.37
Weighted average number of common shares outstanding - basic	60,428,016	59,646,027	60,275,167	59,424,989
Weighted average number of common shares outstanding - diluted	61,851,127	61,562,524	62,343,751	61,016,105
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 25, 2022	59,211,019	$592	$620,675	$(98,132)	$—	$523,135
Net income	—	—	—	9,360	—	9,360
Stock-based compensation	—	—	1,497	—	—	1,497
Common stock issued under stock-based compensation plans, net	73,571	1	564	—	—	565
Balance at March 26, 2023	59,284,590	$593	$622,736	$(88,772)	$—	$534,557
Net income	—	—	—	7,959	—	7,959
Stock-based compensation	—	—	2,125	—	—	2,125
Common stock issued under stock-based compensation plans, net	179,360	1	1,355	—	—	1,356
Other comprehensive loss, net of tax	—	—	—	—	(160)	(160)
Balance at June 25, 2023	59,463,950	$594	$626,216	$(80,813)	$(160)	$545,837
Net income	—	—	—	5,418	—	5,418
Stock-based compensation	—	—	1,764	—	—	1,764
Common stock issued under stock-based compensation plans, net	331,049	3	3,084	—	—	3,087
Other comprehensive income, net of tax	—	—	—	—	985	985
Balance at September 24, 2023	59,794,999	$597	$631,064	$(75,395)	$825	$557,091

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284
Net income	—	—	—	7,214	—	7,214
Stock-based compensation	—	—	1,866	—	—	1,866
Common stock issued under stock-based compensation plans, net	480,826	5	3,142	—	—	3,147
Other comprehensive income, net of tax	—	—	—	—	929	929
Balance at March 31, 2024	60,372,531	$604	$639,107	$(65,533)	$262	$574,440
Net income	—	—	—	8,900	—	8,900
Stock-based compensation	—	—	2,452	—	—	2,452
Common stock issued under stock-based compensation plans, net	30,307	—	66	—	—	66
Other comprehensive loss, net of tax	—	—	—	—	(74)	(74)
Balance at June 30, 2024	60,402,838	$604	$641,625	$(56,633)	$188	$585,784
Net income	—	—	—	2,112	—	2,112
Stock-based compensation	—	—	2,076	—	—	2,076
Common stock issued under stock-based compensation plans, net	149,255	2	1,829	—	—	1,831
Other comprehensive loss, net of tax	—	—	—	—	(2,672)	(2,672)
Balance at September 29, 2024	60,552,093	$606	$645,530	$(54,521)	$(2,484)	$589,131
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Cash flows from operating activities:
Net income	$18,226	$22,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,960	28,992
Stock-based compensation	6,394	5,386
Non-cash operating lease costs	19,246	14,132
Non-cash portion of gain on lease modifications	(5)	(123)
Non-cash loss on extinguishments and modifications of debt	358	—
Deferred income taxes	7,497	6,566
Amortization of debt discount and deferred issuance costs	412	332
Impairments and loss on disposal of assets	386	618
Gain on insurance proceeds	(3)	(643)
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	600	1,174
Inventory	280	458
Prepaid expenses	78	1,115
Other assets, current and long-term	(1,909)	(2,758)
Accounts payable	550	(2,072)
Accrued liabilities and other long-term liabilities	6,567	4,997
Accrued compensation and deferred payroll taxes	3,486	359
Deferred revenues, current and long-term	(3,441)	(3,322)
Other liabilities	(259)	—
Operating lease liabilities	(7,674)	(4,904)
Net cash provided by operating activities	92,749	73,044
Cash flows from investing activities:
Capital expenditures	(87,275)	(52,770)
Acquisitions, net of cash acquired	(78,547)	(30,422)
Purchase of intangible assets	(100)	(84)
Insurance proceeds	3	643
Net cash used in investing activities	(165,919)	(82,633)
Cash flows from financing activities:
Repayments of note payable	—	(1,376)
Proceeds from borrowings on revolving credit facility	22,500	—
Repayments of borrowings on revolving credit facility	(52,500)	—
Proceeds from long-term debt	197,500	—
Repayments of long-term debt, including finance lease liabilities	(95,401)	(3,519)
Payment of debt discount and deferred issuance costs	(2,430)	—
Proceeds from exercise of stock options, net of employee taxes paid	5,044	5,008
Contingent consideration payment	(375)	(198)
Net cash provided by (used in) financing activities	74,338	(85)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,168	(9,674)
Cash and cash equivalents and restricted cash:
Beginning of period	49,961	49,923
End of period	$51,129	$40,249

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$5,943	$5,362
Cash paid for income taxes, net of refunds	$2,952	$1,337

Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities (1)	$104,433	$64,660
Leased assets obtained in exchange for new finance lease liabilities	$195	$145
Remeasurements and terminations of operating lease assets and lease liabilities	$3,084	$(1,453)
Remeasurements and terminations of finance lease assets and lease liabilities	$(13)	$(43)
Increase in liabilities from acquisition of property, fixtures and equipment	$3,044	$6,202
(1) Leased assets and liabilities obtained in fiscal 2024 include $28.1 million from business acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 29 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of September 29, 2024, the Company operated 466 company-owned restaurants and had 81 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended September 29, 2024 and September 24, 2023 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 (“2023 Form 10-K”).
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
3.    Business Acquisitions
During the first and second quarters of 2024, the Company acquired, in two separate transactions, substantially all the assets associated with 22 franchise-operated First Watch restaurants. For both transactions, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The allocations were based on preliminary valuations and are subject to adjustment as additional information is available. The Company expects to finalize the valuation of these assets not later than one year from the respective acquisition date. Transaction costs of $1.5 million were incurred in relation to the acquisitions and were recorded to Transaction expenses, net within the Consolidated Statement of Operations and Comprehensive Income. The details of each acquisition are as follows:

(in thousands, except number of acquired restaurants)	JANUARY 22, 2024	APRIL 15, 2024
Number of acquired restaurants	1	21
Purchase consideration	$3,002	$75,119
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1	$32
Inventory	$15	$213
Other assets	$1	$133
Property, fixtures and equipment	$1,391	$16,511
Reacquired rights	$498	$21,459
Operating right-of-use assets, net of lease positions and prepaid rent	$1,251	$26,199
Deferred revenues - gift card liabilities assumed	$(5)	$(160)
Operating lease liabilities	$(1,247)	$(26,853)
Goodwill	$1,097	$37,585
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Deferred revenues:
Deferred gift card revenue	$2,141	$5,224
Deferred franchise fee revenue - current	232	275
Total current deferred revenues	$2,373	$5,499
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,636	$1,786
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Deferred gift card revenue:
Balance, beginning of period	$3,022	$3,154	$5,224	$4,897
Gift card sales	1,271	1,185	5,518	5,746
Gift card redemptions	(1,915)	(1,921)	(7,766)	(7,726)
Gift card breakage	(237)	(228)	(1,000)	(807)
Gift card liabilities assumed through acquisitions	—	180	165	260
Balance, end of period	$2,141	$2,370	$2,141	$2,370
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Deferred franchise fee revenue:
Balance, beginning of period	$1,893	$2,672	$2,061	$2,768
Cash received	32	36	439	175
Franchise revenues recognized	(57)	(150)	(219)	(307)
Business combinations - franchise revenues recognized	—	(323)	(413)	(401)
Balance, end of period	$1,868	$2,235	$1,868	$2,235
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Restaurant sales:
In-restaurant dining sales	$207,047	$176,696	$613,422	$520,277
Third-party delivery sales	22,372	22,011	72,682	65,765
Take-out sales	19,546	16,788	57,626	50,008
Total restaurant sales	$248,965	$215,495	$743,730	$636,050

Franchise revenues:
Royalty and system fund contributions	$2,587	$3,244	$8,257	$10,160
Initial fees	57	150	219	307
Business combinations - revenues recognized	—	323	413	401
Total franchise revenues	2,644	3,717	8,889	10,868
Total revenues	$251,609	$219,212	$752,619	$646,918
5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Receivable rebates from vendors	$1,558	$873
Receivables from third-party delivery providers	1,520	1,559
Receivables from franchisees	986	1,390
Receivables related to gift card sales	343	1,585
Other receivables	525	125
Total accounts receivable	$4,932	$5,532
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Construction liabilities	$16,988	$13,944
Sales tax	7,110	6,163
Interest payable	3,926	401
Insurance liabilities	3,022	1,593
Utilities	2,202	1,657
Credit card fees	1,839	1,706
Property tax	1,663	922
Contingent rent	1,120	1,160
Common area maintenance	546	749
Acquisition-related liabilities	111	1,326
Other	5,260	6,009
Total accrued liabilities	$43,787	$35,630

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt
Long-term debt, net consisted of the following:

	SEPTEMBER 29, 2024		DECEMBER 31, 2023
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$98,750	7.93%	$92,500	7.70%
Delayed Draw Term Facility	96,281	7.90%	—
Revolving Credit Facility	—		30,000	7.72%
Finance lease liabilities	827		1,076
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,426)		(1,231)
Total debt, net	197,482		125,395
Less: Current portion of long-term debt	(7,830)		(5,628)
Long-term debt, net	$189,652		$119,767
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
As of September 29, 2024, borrowings under the Credit Facility, as amended, bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 8, Interest Rate Swaps, for information about the variable-to-fixed interest rate swap agreements entered in June 2023 and May 2024.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the periods indicated:

	SEPTEMBER 29, 2024		DECEMBER 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facility	$98,750	$98,324	$92,500	$92,201
Delayed Draw Term Facility	$96,281	$95,866	$—	$—
Revolving Credit Facility	$—	$—	$30,000	$29,897
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
The fair value measurement of the interest rate swaps was based on the contractual terms and used observable market-based inputs. The interest rate swaps were valued using a discounted cash flow analysis on the expected cash flows using observable inputs including interest rate curves and credit spreads. Although the majority of the inputs used to value the instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the counterparties. The Company has determined that the impact of the credit valuation adjustments was not significant to the overall valuation. As a result, the derivative was classified as Level 2 in the fair value hierarchy.
Amounts reported in Other comprehensive income related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the thirteen and thirty-nine weeks ended September 29, 2024, a total of $0.4 million and $0.9 million, respectively, was reclassified from Other comprehensive income (loss) as a reduction to Interest expense. Over the next 12 months, the Company estimates that $0.8 million will be reclassified as an increase to interest expense.
9.    Leases
The following table includes detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheet Classification	SEPTEMBER 29, 2024	DECEMBER 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$507,627	$420,001
Finance lease assets	Property, fixtures and equipment, net	819	1,033
Total lease assets		$508,446	$421,034

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	$47,565	$40,281
Operating lease liabilities - non-current	Operating lease liabilities	533,849	441,290
Finance lease liabilities - current	Current portion of long-term debt	424	628
Finance lease liabilities - non-current	Long-term debt, net	403	448
Total lease liabilities		$582,241	$482,647
_____________
(1) Excludes all variable lease expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
		SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$18,269	$14,492	$51,021	$40,933
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	4,816	4,438	14,242	12,444
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	134	126	395	380
Interest on lease liabilities	Interest expense	15	20	51	72
Total lease expense (1)		$23,234	$19,076	$65,709	$53,829
_____________
(1) Includes contingent rent expense of $0.4 million and $0.5 million during the thirteen weeks ended September 29, 2024 and September 24, 2023, respectively, and $1.3 million and $1.4 million for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively.
Supplemental cash flow information related to leases was as follows:

(in thousands)	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$39,450	$31,707
Operating cash flows - finance leases	$51	$72
Financing cash flows - finance leases	$431	$394
Supplemental information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Weighted-average remaining lease term (in years)
Operating leases	13.4	14.0
Finance leases	3.5	2.7
Weighted-average discount rate (1)
Operating leases	7.8%	8.4%
Finance leases	6.4%	7.2%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 29, 2024, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
Fiscal year
2024	$6,599	$215
2025	61,194	300
2026	72,735	113
2027	72,034	102
2028	71,408	89
Thereafter	693,894	99
Total future minimum lease payments (1)	977,864	918
Less: imputed interest	(396,450)	(91)
Total present value of lease liabilities	$581,414	$827
_____________
(1) Excludes approximately $112.8 million of executed operating leases that have not commenced as of September 29, 2024.
10. Equity and Stock-Based Compensation
Equity transactions
During the first quarter of 2024, funds managed by the Company’s largest stockholder, Advent International, L.P. (“Advent”) sold 6,900,000 shares of the Company’s common stock through an underwritten secondary public offering, including 900,000 shares of common stock that were sold pursuant to the underwriter’s option to purchase additional shares, which was exercised in full. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $0.5 million of costs in connection with the offerings that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
During the second quarter of 2023, Advent sold 3,500,000 and 3,000,000 shares of the Company’s common stock through underwritten secondary public offerings that were completed on May 18, 2023 and June 13, 2023, respectively. The selling stockholders sold an additional 525,000 and 450,000 shares of common stock on May 18, 2023 and July 3, 2023, respectively, pursuant to the terms of the underwriter’s option associated with each secondary offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders. The Company incurred approximately $1.0 million of costs that were recorded within Transaction expenses, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Stock option awards
There were no stock option awards granted during the thirty-nine weeks ended September 29, 2024. A summary of stock option activity during the thirty-nine weeks ended September 29, 2024 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 31, 2023	4,347,186	$10.22	$42,965	5.1
Forfeited	(33,286)	$12.84
Exercised	(468,224)	$10.77
Outstanding, September 29, 2024	3,845,676	$10.13	$21,616	4.4

Exercisable, September 29, 2024	3,513,980	$9.89	$20,571	4.1
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day of the period.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the non-vested stock option activity during the thirty-nine weeks ended September 29, 2024 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested, December 31, 2023	1,234,031	$7.36
Forfeited	(33,286)	$4.70
Vested	(869,049)	$7.80
Nonvested, September 29, 2024	331,696	$6.46
Restricted stock units
During the thirty-nine weeks ended September 29, 2024, a total of 467,175 restricted stock units (“RSUs”) were granted. Of the total RSUs granted, 353,683 will vest ratably over a period of three years from grant date, 41,896 will vest one year from the grant date, and the remaining 71,596 will vest 50% on the second anniversary of the grant date and 50% on the third anniversary of grant date. A summary of the Company’s RSU activity during the thirty-nine weeks ended September 29, 2024 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 31, 2023	521,042	$15.71	$10,473
Granted	467,175	$24.21
Forfeited	(33,393)	$19.46
Vested	(192,164)	$15.93
Outstanding, September 29, 2024	762,660	$20.69	$12,004
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $15.74 and $20.10 on September 27, 2024 and December 29, 2023, the last trading days for the periods, respectively.
Stock-based compensation expense was $2.1 million and $1.8 million during the thirteen weeks ended September 29, 2024 and September 24, 2023, respectively, and $6.4 million and $5.4 million during the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively.
The total related income tax benefit for stock-based compensation expense was $0.1 million and $0.8 million during the thirteen weeks ended September 29, 2024 and September 24, 2023, and $1.6 million and $1.3 million during the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively.
Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of September 29, 2024:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$1,034	0.5
Restricted stock units	$12,243	1.9
11.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Income before income taxes	$3,496	$6,661	$27,288	$30,570
Income tax expense	$(1,384)	$(1,243)	$(9,062)	$(7,833)
Effective income tax rate	39.6%	18.7%	33.2%	25.6%

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective income tax rate for the thirteen and thirty-nine weeks ended September 29, 2024 was 39.6% and 33.2%, respectively, as compared to 18.7% and 25.6% for the thirteen and thirty-nine weeks ended September 24, 2023, respectively. The change in the effective income tax rates was primarily due to (i) the change in the valuation allowance on deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) impact of executive stock-based compensation.
The effective income tax rates for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023 were different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iii) the impacts of executive stock-based compensation and (iv) non-deductible costs associated with the Secondary Offerings.
Valuation allowance
Management evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s earnings history. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of September 29, 2024. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards and various federal tax credit carryforwards.
Management continues to assess the rationale for recording a valuation allowance for deferred tax assets. As the Company’s future taxable earnings increase and deferred tax assets are utilized, it is possible that a portion of the valuation allowance will no longer be needed. Release of any valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period of the release. The timing and amount of any release related to future taxable income is currently indeterminable.
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
12.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of September 29, 2024. In the event any litigation losses become probable and estimable, the Company will recognize anticipated losses.
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
13.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except share and per share data)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Numerator:
Net income	$2,112	$5,418	$18,226	$22,737
Denominator:
Weighted average common shares outstanding - basic	60,428,016	59,646,027	60,275,167	59,424,989
Weighted average common shares outstanding - diluted	61,851,127	61,562,524	62,343,751	61,016,105
Net income per common share - basic	$0.03	$0.09	$0.30	$0.38
Net income per common share - diluted	$0.03	$0.09	$0.29	$0.37
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	14,584	12,552	12,552	59,101
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	419,863	—	317,530	1,302
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
Overview
First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. For three consecutive years, First Watch was named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute, including being named the #1 Most Loved Workplace in 2024. On October 1, 2021, the Company’s common stock began trading on Nasdaq under the ticker symbol “FWRG.”
The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of September 29, 2024, the Company had 466 company-owned restaurants and 81 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended September 29, 2024 (“third quarter of 2024”) as compared, unless otherwise indicated below, to the thirteen weeks ended September 24, 2023 (“third quarter of 2023”), reflected the continued momentum of our strong operating performance and include the following:

•Total revenues increased 14.8% to $251.6 million in the third quarter of 2024 from $219.2 million in the third quarter of 2023
•System-wide sales increased 8.0% to $291.8 million in the third quarter of 2024 from $270.3 million in the third quarter of 2023
•Same-restaurant sales growth of negative 1.9%*
•Same-restaurant traffic growth of negative 4.4%*
•Income from operations margin decreased to 2.5% during the third quarter of 2024 from 3.6% in the third quarter of 2023
•Restaurant level operating profit margin** increased to 18.9% in the third quarter of 2024 from 18.7% in the third quarter of 2023
•Net income decreased to $2.1 million, or $0.03 per diluted share, in the third quarter of 2024 from $5.4 million, or $0.09 per diluted share in the third quarter of 2023
•Adjusted EBITDA** increased to $25.6 million in the third quarter of 2024 from $21.6 million in the third quarter of 2023
•Opened 9 system-wide restaurants in 8 states, resulting in a total of 547 system-wide restaurants (466 company-owned and 81 franchise-owned) across 29 states
___________________
*Comparing the thirteen-week periods ended September 29, 2024 and October 1, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
** See Non-GAAP Financial Measures Reconciliations section below.

Business Trends

As reported by Blackbox Financial Intelligence, the casual dining segment for US restaurants experienced another quarter of negative same-restaurant sales growth continuing a sustained business trend commencing prior to 2024. The Company’s same-restaurant sales growth was negative 1.9% for the third quarter, following quarters one and two when our same-restaurant sales growth was positive 0.5% and negative 0.3%, respectively.

Commodity inflation was 3.4% in the third quarter. Management expects full year commodity inflation of approximately 3.0%.

Restaurant-level wage inflation during the third quarter was 3.8% and full year inflation is expected to be approximately 5.0%.
Key Performance Indicators

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we commonly discuss the following key operating metrics that we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to evaluate performance and assess the growth of our business as well as the effectiveness of our marketing and operational strategies.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the third quarter of 2024, this operating metric compares the thirteen and thirty-nine-week periods ended September 29, 2024 with the thirteen and thirty-nine-week periods ended October 1, 2023, versus the thirteen and thirty-nine-week periods ended September 24, 2023, in order to compare like-for-like periods. For the thirteen and thirty-nine weeks ended September 29, 2024 and October 1, 2023, there were 344 restaurants and 327 restaurants, respectively, in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

Same-Restaurant Traffic Growth: the percentage change in traffic counts for the thirteen and thirty-nine-week periods ended September 29, 2024 as compared to the thirteen and thirty-nine-week periods ended October 1, 2023 using the Comparable Restaurant Base, in order to compare like-for-like periods. Measuring our same-restaurant traffic growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors because an increase in same-restaurant traffic provides an indicator as to the development of our brand and the effectiveness of our marketing strategy.

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

Selected Operating Data

	THIRTEEN WEEKS ENDED SEPTEMBER 29, 2024
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	459	79	538
New restaurants	7	2	9
End of period	466	81	547

	THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2024
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	425	99	524
New restaurant openings	20	5	25
Acquisitions of franchise-owned restaurants	22	(22)	—
Closures	(1)	(1)	(2)
End of period	466	81	547

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
System-wide sales (in thousands)	$291,806	$270,291	$880,364	$806,556
Same-restaurant sales growth (1)	(1.9)%	4.8%	(0.6)%	8.5%
Same-restaurant traffic growth (1)	(4.4)%	(1.9)%	(4.3)%	0.7%
Income from operations (in thousands)	$6,313	$7,738	$35,046	$34,412
Income from operations margin	2.5%	3.6%	4.7%	5.4%
Restaurant level operating profit (in thousands) (2)	$46,991	$40,365	$152,799	$128,865
Restaurant level operating profit margin (2)	18.9%	18.7%	20.5%	20.3%
Net income (in thousands)	$2,112	$5,418	$18,226	$22,737
Net income margin	0.8%	2.5%	2.4%	3.5%
Adjusted EBITDA (in thousands) (3)	$25,624	$21,629	$89,539	$74,858
Adjusted EBITDA margin (3)	10.2%	9.9%	11.9%	11.6%
________________
(1) Comparing the thirteen and thirty-nine-week periods ended September 29, 2024 with the thirteen and thirty-nine-week periods ended October 1, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
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

Results of Operations
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023:

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024		SEPTEMBER 24, 2023		SEPTEMBER 29, 2024		SEPTEMBER 24, 2023
Revenues
Restaurant sales	$248,965	98.9%	$215,495	98.3%	$743,730	98.8%	$636,050	98.3%
Franchise revenues	2,644	1.1%	3,717	1.7%	8,889	1.2%	10,868	1.7%
Total revenues	$251,609	100.0%	$219,212	100.0%	$752,619	100.0%	$646,918	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	55,865	22.4%	48,709	22.6%	163,852	22.0%	143,028	22.5%
Labor and other related expenses	83,756	33.6%	73,137	33.9%	247,332	33.3%	212,312	33.4%
Other restaurant operating expenses	38,891	15.6%	33,694	15.6%	113,232	15.2%	97,572	15.3%
Occupancy expenses	21,075	8.5%	17,555	8.1%	60,733	8.2%	49,950	7.9%
Pre-opening expenses	2,387	1.0%	2,035	0.9%	5,782	0.8%	4,323	0.7%
General and administrative expenses	27,680	11.0%	25,179	11.5%	82,527	11.0%	73,168	11.3%
Depreciation and amortization	15,153	6.0%	10,434	4.8%	41,960	5.6%	28,992	4.5%
Impairments and loss on disposal of assets	114	—%	185	0.1%	386	0.1%	618	0.1%
Transaction expenses, net	375	0.1%	546	0.2%	1,769	0.2%	2,543	0.4%
Total operating costs and expenses	245,296	97.5%	211,474	96.5%	717,573	95.3%	612,506	94.7%
Income from operations (1)	6,313	2.5%	7,738	3.6%	35,046	4.7%	34,412	5.4%
Interest expense	(3,441)	(1.4)%	(1,848)	(0.8)%	(9,421)	(1.3)%	(5,792)	(0.9)%
Other income, net	624	0.2%	771	0.4%	1,663	0.2%	1,950	0.3%
Income before income taxes	3,496	1.4%	6,661	3.0%	27,288	3.6%	30,570	4.7%
Income tax expense	(1,384)	(0.6)%	(1,243)	(0.6)%	(9,062)	(1.2)%	(7,833)	(1.2)%
Net income	$2,112	0.8%	$5,418	2.5%	$18,226	2.4%	$22,737	3.5%
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Restaurant sales:
In-restaurant dining sales	$207,047	$176,696	17.2%	$613,422	$520,277	17.9%
Third-party delivery sales	22,372	22,011	1.6%	72,682	65,765	10.5%
Take-out sales	19,546	16,788	16.4%	57,626	50,008	15.2%
Total Restaurant sales	$248,965	$215,495	15.5%	$743,730	$636,050	16.9%

The increase in total restaurant sales as compared to the same periods in the prior year was due principally to restaurant sales of (i) $18.1 million and $43.1 million for the thirteen and thirty-nine weeks ended September 29, 2024, respectively, from 37 NROs opened between September 24, 2023 and September 29, 2024, (ii) $14.9 million and $31.9 million for the thirteen and thirty-nine weeks ended September 29, 2024, respectively, from 28 restaurants acquired from franchisees between September 24, 2023 and September 29, 2024 and (iii) menu price increases.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Franchise revenues:
Royalty and system fund contributions	$2,587	$3,244	(20.3)%	$8,257	$10,160	(18.7)%
Initial fees	57	150	(62.0)%	219	307	(28.7)%
Business acquisitions - franchise revenues recognized	—	$323	(100.0)%	413	$401	3.0%
Total Franchise revenues	$2,644	$3,717	(28.9)%	$8,889	$10,868	(18.2)%
The decrease in franchise revenues during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was primarily driven by the Company’s acquisitions of 28 franchise-owned restaurants, partially offset by franchise revenues from the 7 franchise-owned NROs between September 24, 2023 and September 29, 2024.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Food and beverage costs	$55,865	$48,709	14.7%	$163,852	$143,028	14.6%
As a percentage of restaurant sales	22.4%	22.6%	(0.2)%	22.0%	22.5%	(0.5)%

Food and beverage costs as a percent of restaurant sales decreased during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year primarily due to the leverage associated with menu price increases partially offset by commodity inflation.
Food and beverage costs increased during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year primarily as a result of the 37 NROs and 28 restaurants acquired from franchisees between September 24, 2023 and September 29, 2024.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Labor and other related expenses	$83,756	$73,137	14.5%	$247,332	$212,312	16.5%
As a percentage of restaurant sales	33.6%	33.9%	(0.3)%	33.3%	33.4%	(0.1)%

Labor and other related expenses as a percentage of restaurant sales decreased during the thirteen weeks ended September 29, 2024 as compared to the same period in the prior year primarily as a result of (i) the leverage associated with menu price increases, and (ii) hourly labor efficiency. These decreases were partially offset by wage increases.

The increase in labor and other related expenses during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was primarily due to (i) the increase in the number of restaurants and (ii) wage increases.
Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Other restaurant operating expenses	$38,891	$33,694	15.4%	$113,232	$97,572	16.0%
As a percentage of restaurant sales	15.6%	15.6%	—%	15.2%	15.3%	(0.1)%
The increase in other restaurant operating expenses during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was mainly due to the increase in the number of restaurants and restaurant sales.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Occupancy expenses	$21,075	$17,555	20.1%	$60,733	$49,950	21.6%
As a percentage of restaurant sales	8.5%	8.1%	0.4%	8.2%	7.9%	0.3%
As a percentage of restaurant sales, the increase in occupancy expenses for the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was primarily due to higher rent expense and the deleverage associated with negative same restaurant sales growth.
The increase in occupancy expenses during the thirteen weeks and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Pre-opening expenses	$2,387	$2,035	17.3%	$5,782	$4,323	33.7%
The increase in pre-opening expenses during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was primarily from (i) increases in rent and (ii) the number of restaurants opened and under construction.

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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
General and administrative expenses	$27,680	$25,179	9.9%	$82,527	$73,168	12.8%
The increase in general and administrative expenses during the thirteen weeks ended September 29, 2024 as compared to the same period in the prior year was mainly due to (i) $1.3 million increase in information technology, licenses, travel and other miscellaneous expenses (ii) $0.6 million increase in compensation expense from wage increases, stock compensation and additional employee headcount to support growth and (iii) $0.6 million increase in consulting and professional services.
The increase in general and administrative expenses during the thirty-nine weeks ended September 29, 2024 as compared to the same period in the prior year was mainly due to (i) $4.9 million increase in compensation expense from wage increases, stock compensation and additional employee headcount to support growth and (ii) $4.5 million increase in consulting and professional services, information technology, licenses, travel and other expenses.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Depreciation and amortization	$15,153	$10,434	45.2%	$41,960	$28,992	44.7%
The increase in depreciation and amortization during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was due to additional NRO assets and restaurants acquired, including reacquired rights from franchisees.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Transaction expenses, net	$375	$546	(31.3)%	$1,769	$2,543	(30.4)%

The decrease in Transaction expenses, net during the thirteen-week period ended September 29, 2024 as compared to the same period in the prior year was primarily due to decrease in costs incurred in connection with the acquisition of franchise-owned restaurants.

The decrease in Transaction expenses, net during the thirty-nine weeks ended September 29, 2024 as compared to the same period in the prior year was primarily due to a contingent consideration liability reduction recognized as a reduction in transaction expenses in the first quarter of 2024.

Income from Operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Income from operations	$6,313	$7,738	(18.4)%	$35,046	$34,412	1.8%
As a percentage of restaurant sales	2.5%	3.6%	(1.1)%	4.7%	5.4%	(0.7)%
Income from operations margin decreased during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year primarily due to (i) deleveraging of certain expenses, including occupancy expenses, as a result of a decline in same restaurant sales and (ii) higher depreciation and amortization expense driven by our restaurant growth and acquisition of certain franchise-owned restaurants partially offset by (i) labor efficiency and (ii) food and beverage costs improving as a percent of sales.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Interest expense	$3,441	$1,848	86.2%	$9,421	$5,792	62.7%

The increase in interest expense during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was due to (i) increased borrowings associated with franchise acquisitions and (ii) higher interest rates.
Other Income, Net
Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Other income, net	$624	$771	(19.1)%	$1,663	$1,950	(14.7)%
The thirty-nine week period ended September 29, 2024 includes $0.4 million of debt refinancing charges. Differences in Other income for the comparative periods presented are related to fluctuations in insurance recoveries and interest income.
Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Income tax expense	$(1,384)	$(1,243)	11.3%	$(9,062)	$(7,833)	15.7%
Effective income tax rate	39.6%	18.7%	20.9%	33.2%	25.6%	7.6%

The change in the effective income tax rates for the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year was primarily due to (i) the change in the valuation allowance on deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) the impacts of executive stock-based compensation.

Net Income

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Net income	$2,112	$5,418	(61.0)%	$18,226	$22,737	(19.8)%
As a percentage of total revenues	0.8%	2.5%	(1.7)%	2.4%	3.5%	(1.1)%

Net income and net income margin during the thirteen and thirty-nine weeks ended September 29, 2024 decreased as compared to the same periods in the prior year primarily due to the (i) increase in interest expense associated with increased borrowings to fund acquisitions and higher interest rates, (ii) the increase in income tax expense and (iii) the decrease in income from operations margin.
Restaurant Level Operating Profit and Restaurant Level Operating Profit Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Restaurant level operating profit	$46,991	$40,365	16.4%	$152,799	$128,865	18.6%
Restaurant level operating profit margin	18.9%	18.7%	0.2%	20.5%	20.3%	0.2%

Restaurant level operating profit margin during the thirteen and thirty-nine weeks ended September 29, 2024 increased as compared to the same periods in the prior year primarily due to (i) favorable labor and other related expenses as a percent of sales, (ii) favorable food and beverage costs as a percent of sales and (iii) restaurants acquired between September 24, 2023 and September 29, 2024. This was partially offset by the deleverage of occupancy expenses.

Restaurant level operating profit for the thirteen and thirty-nine week periods ended September 29, 2024 increased as compared to the same period in the prior year primarily due to (i) sales growth driven by the increase in menu prices, as well as (ii) restaurant sales contributed by 37 NROs and 28 restaurants acquired from franchisees between September 24, 2023 and September 29, 2024. This was partially offset by an increase in (i) food, labor and other restaurant operating expenses and (ii) deleverage of occupancy expenses.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	Change
Adjusted EBITDA	$25,624	$21,629	18.5%	$89,539	$74,858	19.6%
Adjusted EBITDA margin	10.2%	9.9%	0.3%	11.9%	11.6%	0.3%
Adjusted EBITDA increased during the thirteen and thirty-nine weeks ended September 29, 2024 as compared to the same periods in the prior year primarily due to the increase in restaurant level operating profit. This was partially offset by general and administrative expenses mainly due to wage increases and additional employee headcount to support growth.

Adjusted EBITDA margin increased during the thirteen and thirty-nine weeks ended September 29, 2024 compared to the same periods in the prior year primarily due to an increase in (i) restaurant level operating profit margin and (ii) general and administrative expenses growing at a slower rate than total revenue.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Net income	$2,112	$5,418	$18,226	$22,737
Depreciation and amortization	15,153	10,434	41,960	28,992
Interest expense	3,441	1,848	9,421	5,792
Income taxes	1,384	1,243	9,062	7,833
EBITDA	22,090	18,943	78,669	65,354
Strategic costs (1)	558	168	954	681
Loss on extinguishment and modification of debt	—	—	428	—
Stock-based compensation (2)	2,076	1,764	6,394	5,386
Delaware Voluntary Disclosure Agreement Program (3)	26	44	101	456
Transaction expenses, net (4)	375	546	1,769	2,543
Insurance proceeds in connection with natural disasters, net (5)	—	(326)	—	(621)
Impairments and loss on disposal of assets (6)	114	185	386	618
Recruiting and relocation costs (7)	359	305	634	415
Severance costs (8)	26	—	204	26
Adjusted EBITDA	$25,624	$21,629	$89,539	$74,858

Total revenues	$251,609	$219,212	$752,619	$646,918
Net income margin	0.8%	2.5%	2.4%	3.5%
Adjusted EBITDA margin	10.2%	9.9%	11.9%	11.6%

Additional information
Deferred rent expense (9)	$327	$661	$1,076	$1,575
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Income from operations	$6,313	$7,738	$35,046	$34,412
Less: Franchise revenues	(2,644)	(3,717)	(8,889)	(10,868)
Add:
General and administrative expenses	27,680	25,179	82,527	73,168
Depreciation and amortization	15,153	10,434	41,960	28,992
Transaction expenses, net (1)	375	546	1,769	2,543
Impairments and loss on disposal of assets (2)	114	185	386	618
Restaurant level operating profit	$46,991	$40,365	$152,799	$128,865

Restaurant sales	$248,965	$215,495	$743,730	$636,050
Income from operations margin	2.5%	3.6%	4.7%	5.4%
Restaurant level operating profit margin	18.9%	18.7%	20.5%	20.3%

Additional information
Deferred rent expense (3)	$277	$611	$927	$1,425
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
Liquidity and Capital Resources

As of September 29, 2024, we had cash and cash equivalents of $51.1 million and outstanding borrowings under the Credit Facility of $195.0 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $123.3 million under our revolving credit facility of $125.0 million, of which $1.7 million is reserved under letters of credit, and availability of $27.5 million under our delayed draw term loan pursuant to our credit agreement, as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers pay for their purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

We believe that our cash flow from operations combined with our availability under the Credit Facility and our cash and cash equivalents will be sufficient to meet the Company’s liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, or should we decide to pursue one or more significant acquisitions, the funds would be furnished first through additional indebtedness and thereafter through the issuance of equity. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position in order to enhance financial flexibility.

We estimate that our capital expenditures will total approximately $130.0 million in 2024, not including the capital allocated to franchise acquisitions. This capital is invested primarily in new restaurant projects and planned remodels. We plan to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings pursuant to our Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended September 29, 2024 and September 24, 2023:

	THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 29, 2024	SEPTEMBER 24, 2023
Cash provided by operating activities	$92,749	$73,044
Cash used in investing activities	(165,919)	(82,633)
Cash provided by (used) in financing activities	74,338	(85)
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,168	$(9,674)
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. Cash provided by operations increased during the thirty-nine week period ended September 29, 2024 as compared to the thirty-nine week period ended September 24, 2023 is primarily due to the increase in the number of restaurants.
Cash used in investing activities increased during the thirty-nine weeks ended September 29, 2024 from the thirty-nine weeks ended September 24, 2023 due principally to (i) increases in the number of new restaurants and capital projects into which the Company is investing and (ii) the amount invested in acquisitions of franchise-operated restaurants compared to the same period last year.
Cash provided by (used in) financing activities reflects borrowings from the Company’s Credit Facility to fund strategic acquisitions of franchise-operated restaurants.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90.0 million of the outstanding variable rate debt. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. On May 17, 2024, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge an additional $60.0 million of the $195.0 million variable rate debt outstanding. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 8, Interest Rate Swaps, in the accompanying notes to the unaudited interim consolidated financial statements.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2024, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2023 Form 10-K filed with SEC on March 5, 2024 for a discussion of the material weaknesses that continue to exist as of September 29, 2024.

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
•Designed and implemented period-end financial reporting controls, such as controls over the preparation and review of account reconciliations, journal entries, financial statement disclosures, and the consolidated financial statements, including controls around classification of cash flows and disclosure of noncash items, as well as establishing a formal management Disclosure Committee to review the draft financial statements and disclosures prior to release, including a sub-certification process from various functional groups.
•Enhanced access restrictions for certain users over general ledger journal entries and designed new processes to further automate journal entries and segregate journal entry creation from journal entry approval authority.
•Designed and implemented controls over the accounting for income taxes to ensure the realizability and appropriate recording of deferred income taxes, income taxes and related disclosures.

While the material weaknesses previously disclosed have not yet been remediated as of September 29, 2024, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended September 29, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the third fiscal quarter ended September 29, 2024, filed on November 7, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2024.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)