Form 10-K
period 2024-12-29
First Watch Restaurant Group, Inc.
filed 2025-03-11
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Stock Market) was approximately $570.4 million.

As of March 7, 2025, 60,700,090 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 29, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report on Form 10-K”) contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, environmental, business, competitive, market and regulatory conditions and the following:

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
•uncertainty regarding the Russia and Ukraine war, Israel-Hamas war and the related impact on macroeconomic conditions, including inflation, as a result of such conflicts or other related events; and
•the interests of Advent International, L.P., our largest stockholder, may differ from those of our public stockholders.

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

Overview

Since opening our doors in 1983, we have been a pioneer in Daytime Dining, serving made-to-order breakfast, brunch and lunch using the freshest of ingredients. We have built our brand on our commitment to operational excellence, our culinary mission centered around a fresh, continuously evolving menu, and our “You First” culture. Our focus on one daytime shift enables us to optimize restaurant operations while generating an average unit volume of $2.2 million per restaurant in 2024 in only 7.5 hours per day. This daytime focus also provides us with a competitive advantage allowing us to attract and retain employees who are passionate about hospitality and drawn to our “No Night Shifts Ever” approach, among other attractive benefits.

As of December 29, 2024, we had a total of 572 restaurants across 29 states, 489 of which were company-owned and 83 were franchise-owned.

We “Follow the Sun”

Every morning, thousands of our employees arrive at the crack of dawn to slice and juice fresh fruits and vegetables, bake muffins, brew our fresh coffee and whip up our French Toast batter from scratch. Every menu item is made-to-order and prepared with care. We do not use microwave ovens, heat lamps or deep fryers in our kitchens. At First Watch, we are driven by a pursuit of freshness as is highlighted by our culinary and sourcing philosophy to “Follow the Sun.” With this philosophy, our menu, which is inspired by the seasons, changes five times per year. Our rotating seasonal menu is commonly cited by our customers as a core element of the First Watch experience and has included favorites such as the Sunny Seoul Hash, Strawberry Tres Leches French Toast and the Brooklyn Breakfast Sandwich.

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

Our Culture: You First

For four decades, we have cultivated an organizational culture built on our foundational concept of “You First,” which puts serving others above all else. As a company, we put our employees first and empower them to do whatever it takes to put our customers first. As evidenced by our vision to “Create Amazing Opportunities for Our People,” we also work hard to provide opportunities for advancement and meaningful relationships, and we prioritize personal and professional growth so that our people can thrive. We believe our approach and operating model have enabled us to retain and attract the best and brightest employees in the industry and are key factors in our ability to meet the growing demand we are seeing across the country. As a result, we are proud of the many people-focused awards and accolades we have received over the past few decades, most recently including the following:

•Ranked the #1 Most Loved Workplace® in 2024 by Newsweek and the Best Practice Institute
•Recognized with ADP’s Culture at Work Award (2022)
•Named the top restaurant brand in Yelp’s inaugural list of the top 50 most-loved brands in the U.S (2023)
•Ranked # 1 in a five-year study of employee surveys on Glassdoor published by William Blair for work/life balance and we were in the top 10 in overall employee satisfaction, among casual dining concepts (2022)

We also extend our You First culture by giving back to important organizations and causes that are meaningful to our people. Most notably, First Watch is proud of two key efforts to give back in a meaningful way:

•Project Sunrise: Through this initiative of passion, we source our coffee beans from women-owned farms in Colombia, and we pay an annual quality incentive bonus to farmers to further support their high-quality production. This program in turn empowers these women leaders to reinvest in their communities.
•Pediatric Cancer Research: Through each sale of a First Watch kid’s meal, we donate a portion of proceeds to the V Foundation in order to support and advance pediatric cancer research. To date, we have donated $1.4 million towards these important efforts.

Growth Strategies

New Restaurant Openings

We believe First Watch has the potential for more than 2,200 restaurants in the continental United States. In 2021, First Watch was recognized by FSR Magazine as the fastest-growing full-service restaurant company in the United States based on unit growth and in 2024, we continued to realize that potential by opening 50 new company-owned and franchise-owned restaurants, which we collectively refer to as “system-wide” restaurants, across 19 states. Our growth strategy targets an accelerating pace of new system-wide restaurant development with a long-term goal of annual percentage growth in the low double digits.

In selecting new locations, we evaluate specific market characteristics, demographics, traffic patterns, co-tenants and growth potential. Our development approach has proven that First Watch has tremendous portability across markets, with new restaurants boasting consistent and a strong average unit volume across all geographies. First Watch’s top 10% of restaurants in terms of sales, span 14 states and 22 designated market areas. The average annual sales volumes of our new restaurants outpace the system average and we expect to sustain the performance through quality real estate selection and the introduction of features and operational practices designed to efficiently serve more demand.

Acquisitions of Franchise-Owned Restaurants

Our long-term growth strategy includes the acquisitions of First Watch restaurants operated by certain of our franchisees. To that end, during 2024, we acquired 22 operating restaurants along with development and territory rights in two separate transactions. We have also signed agreements to acquire a total of 19 additional restaurants from franchisees. See Note 22, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for additional information. We believe the Company’s operation of the restaurants acquired from our franchisees as well as development in the reacquired territory provides substantial opportunity to realize new Company value. At December 29, 2024, we had 11 franchisees operating 83 restaurants with 29 total new restaurant development obligations. At December 29, 2024, 26 franchise-owned restaurants are subject to our option to purchase.

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

•Technology and Increased Accessibility. We believe that technology can continue to elevate the First Watch experience for both our employees and customers. To date we have implemented technologies that have enhanced accessibility by adding the functionality for direct ordering of takeout as well as third party delivery integrations. In 2024 and 2023, our total off-premises sales accounted for 17.5% and 18.3%, respectively, of our total restaurant sales.

◦In-restaurant dining sales continue to strengthen, indicating continued customer demand for experiences and connection. In 2022 we implemented kitchen display screens in all company-owned restaurants to simplify the employee experience and improve back-of house efficiency. Along with many other operational initiatives, processes and procedures, we continue to see opportunity to use technology to elevate the customer experience and simplify tasks for our teams. In February 2024, we completed the roll-out of pay-at-the-table technology at all company-owned restaurants. Through a QR code on our receipts, customers can now seamlessly pay using Apple Pay, Google Pay or a credit or debit card, reducing bottlenecks at host stands, particularly during peak weekend hours.

•Continued Menu Innovation. We constantly evolve our on-trend menu which highlights quality and freshness and is operationally efficient. When it comes to sourcing our produce, we are guided by a core philosophy: “Follow the Sun.” Our five highly anticipated seasonal menus drive customer frequency. This means that we welcome each season with exceptional ingredients harvested when they are most flavorful and fresh. In addition, successful new platform introductions such as our Fresh Juice program, our Shareables, our alcohol program and our premium iced coffees add incremental sales opportunities and capitalize on growing trends.

◦Offer Alcohol as Only First Watch Can. Our alcohol platform is unique and reflects our culinary innovation through combinations of fresh juices and ingredients with a variety of liquors. We have continued to expand on this strategic initiative and acquire the necessary licenses. As of December 29, 2024, our alcohol menu was offered in about 90% of our system-wide restaurants. As we have finalized the initial stage of adding alcohol to the majority of our system, our alcohol platform offers the opportunity to innovate alongside our constantly evolving culinary platforms and seasonal menus.

•Increasing Our Brand Awareness. For over 40 years, our awareness has grown primarily through word-of-mouth as our service, menu and environment created loyal fans. While we believe that organic growth of awareness contributes to our local feel, we also recognize the potential of strategically marketing in appropriate channels to accelerate our brand awareness. We continue to build expertise in, and deploy tested strategies for, utilizing targeted digital channels to reach certain attractive customer segments and build top-of-mind awareness. By using our first party data, we have been able to identify higher frequency customers and target similar customers with digital media vehicles. These demand generation strategies have aided us to “balance out” our customer base in recent years by growing penetration with Millennial and Gen Z segments.

•Customer Technology & Customer Data: We accelerated the implementation of customer data acquisition systems in order to better inform the habits and behaviors of our customers. With the large increase in remote digital orders, we also sought to digitize in-restaurant orders for the purpose of creating an omnichannel view of the First Watch customer. By integrating remote waitlist, remote orders, tokenized credit card transactions and WiFi into one system, we now have the ability to better understand trial and frequency. Since implementation of these systems, we have gathered customer information for over 17.9 million unique customer profiles, 7.7 million of whom have opted for direct communication from First Watch. The advances in these foundational systems have allowed us to learn more about our customers and the behaviors that ultimately drive lifetime customer value. We see this as a long-term opportunity to drive increased visit frequency as we have the ability to build new customer technology features that elevate the customer experience.
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

Restaurant Staff

As of December 29, 2024, we had more than 15,000 restaurant employees. None of our employees are part of a collective bargaining agreement and based upon independent surveys and our internal evaluations, we believe our “You First” organizational culture continues to foster overall favorable relations with our employees.

Each restaurant operates with a staff of approximately 30 team members led by general manager(s).

During a restaurant’s 7:00 a.m. to 2:30 p.m. shift, our staff focus on gracious service, food preparation, order accuracy and “instagrammable” plating. General managers interview each applicant and identify motivated employees who are friendly, service oriented, eager to prepare high-quality food and a fit for our “You First” culture. We employ a narrow span of supervisory control, which we believe contributes to the consistency of our restaurants’ performance across our system.

Training

Our training programs share our legacy and culture of operating excellence. We have a training facility at our corporate headquarters named the F.A.R.M. (“First Watch Academy of Restaurant Management”), to which we invite managers-in-training for a week-long immersive brand experience where we teach everything from our history and cultural pillars to leadership and management tools. We have enhanced this training program to also focus on building a more diverse and inclusive team. In addition, managers-in-training also complete a comprehensive 10-week C.A.F.E. (“Culture and Food Experience”) training program in the restaurants, alongside experienced managers. Training for all in-restaurant management positions was also enhanced to clearly define and delineate roles in order to drive both results and engagement. New hourly employees participate in at least three days of initial onboarding training and shadowing. Our general managers and directors of operations conduct in-restaurant training for our staff who also train online through our Virtual Learning Academy.

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

Franchise Program

As of December 29, 2024, we had 11 franchisees that operated 83 restaurants and our existing franchisees had 29 total new restaurant development obligations. Typically, our franchise agreements provide an initial term of 10 years with additional renewal terms that total 10 years subject to various conditions that include upgrades to the restaurant facility and brand image. All franchise agreements grant licenses to use our trademarks, trade secrets and proprietary methods, recipes and procedures. The initial franchise fee for each restaurant is $35,000 to $40,000. Franchisees are required to pay 4.0% of franchised restaurant sales in royalties and contribute 1.0%-3.0% of franchised restaurant sales to a system fund, which is used for advertising, marketing and public relations programs and materials on a system-wide basis.
Human Capital

“You First” Culture Elevates Employee and Customer Satisfaction

First Watch has a simple mission statement based on its “You First” culture—“Making days brighter at every opportunity.” We have been people-focused from our inception as we have always believed our employees are our greatest asset. We believe that putting our employees first, in turn, leads them to put customers first and we are confident that our people-centric culture plays a significant role in retaining our employees. This culture was also a key factor in the Company’s achievement of being recognized as 2024’s #1 Most Loved Workplace in the United States by Newsweek and the Best Practice Institute. This is the third consecutive year in which the Company has been included in Newsweek’s Top 100 Most Loved Workplaces®, a designation that was a result of an assessment of First Watch’s people practices along with an independent survey of approximately 1,000 of our employees.

Listening to Our Employees

We believe in fostering an environment where all employees feel valued and heard, and we furnish employees with various communication channels to provide regular feedback, including surveys, meetings, and, most importantly, direct communication with Company leadership. In 2024, CEO and President, Chris Tomasso, Chief People Officer, Laura Sorensen and Chief Operations Officer, Dan Jones, hosted twenty-four separate 90 minute calls with hourly employees across the country for their fourth annual W.H.Y. Tour – their “We Hear You” listening tour. The purpose of these in-depth sessions is to learn more about the issues most meaningful to our hourly workforce. As a result of these tours, the Company has been able to take swift action on the issues that surfaced, resulting in positive changes for both employees and customers. New menu changes, employee benefits, training, operational practices and more efficient tools have been introduced as a direct result of feedback from each annual tour, reinforcing the Company’s culture of listening to its employees and taking action on the issues that matter the most to them.

Taking Care of Our Employees

At First Watch, our people are our purpose, which is why we continue to invest in benefits and programs. We operate on a “No Nights Ever” model and work to get our restaurant employees “out the door by four”– which allows our teams to enjoy evenings with their family and friends, and an improved quality of life. This one-shift model provides our employees with a work-life balance that is simply out of reach for most restaurant industry employees. In addition to this flexibility, we support our employees with healthcare benefits, a 401(k) plan, tuition reimbursement, family leave and other assistance, including but not limited to:

•Backup childcare and eldercare available for all employees, at all levels
•Our “You First” Emergency Assistance Fund
•A text-based telemedicine platform with no out-of-pocket expenses, for all employees regardless of insurance plan
•Complimentary access to the Calm App (for meditation, relaxation and sleep) for all employees and five of their loved ones
•No-cost high school diploma program
•Discounts on thousands of items from sporting tickets and computers to cars and daycare
•Pet insurance

In 2020, we created the “You First” Emergency Assistance Fund, which provides financial support to employees and their immediate families during times of significant hardship following the impacts of qualifying disasters. A portion of each kid’s meal sold by our restaurants benefits this program. Since its inception, this fund has provided employees with over with over $1 million dollars in tax-free hardship grants. Most recently the fund was leveraged to assist hundreds of our Southeast-based employees after the hurricanes of 2024 caused flooding and wind damage in Florida, Georgia, North and South Carolina.

Including Our Employees

At First Watch, we are committed to making days brighter by creating a culture where our teams and our customers feel valued and celebrated for who they are and the differences they bring to the table. With our mission of “Making days brighter at Every opportunity”, we endeavor to provide all employees with the opportunity to contribute at the highest level to ensure everyone can belong, thrive, and “Follow the Sun” to reach their full potential. We believe the composition of our teams reflect the diversity of our restaurant communities across the country, allowing us to better anticipate market trends and address the needs of our customers. And while our work is ongoing, we’re dedicated to building on our “You First” commitment and unlocking possibilities for each team member and the communities we serve. First Watch works with an outside consultant to complete an annual assessment to both build and benchmark our policies, practices and representation.

In 2020, we developed and launched an annual campaign, branded #beabetterhuman, which has taken our people-focused approach to a new level. The #beabetterhuman initiative is comprised of monthly live, interactive in-person and online workshops fostering personal and professional development. The #beabetterhuman campaign was designed to educate and develop our workforce, raise awareness and influence change. We continue to build upon the success of the program with training for new managers and an ongoing #beabetterhuman series on Facebook, Instagram and Glassdoor highlighting employees within the restaurants and their unique and inspiring stories. Our #beabetterhuman campaign also inspired the opportunity for employees to give back to the community through our executive-sponsored and employee-led Kale Krew, which coordinates multiple volunteer opportunities annually.

Developing Our Employees

Professional development and growth are a way of life at First Watch. Since 2022, more than 85% of the 510 employees promoted to general manager at our corporate-owned restaurants were promoted from within. The average tenures for our directors of operations, regional vice presidents and field operations vice presidents are 8 years, 13 years and 19 years, respectively.

First Watch takes a 360-degree personal/professional approach to career advancement and development. We are constantly iterating and promoting career advancement opportunities for our people. Specific programs include:

•Our certified Black Hat and Black Apron program encourages leadership development for back-of-house and front-of-house employees through financial and growth incentives.
•A certified training general manager and restaurant program provides additional financial and growth opportunities for aspiring leaders, enabling us to promote more employees from within our restaurants and ensure we are delivering a best-in-class training experience to all new hires.
•Regional “Come Grow With Us” events provide hourly employees who are interested in leadership the chance to learn about growth and development and get on the fast track to management.
•Established in 2018, our First Watch Academy of Restaurant Management immerses new restaurant managers in our You First culture and leverages Company subject matter experts to educate these leaders on a variety of essential topics, including leadership behaviors. To date, nearly 1,000 high-potential leaders have attended the week-long sessions that take place throughout the year.

We prioritize personal and professional growth because it’s simply the right thing to do and it’s part of our culture. However, it also makes our aggressive growth plans possible. With over 100 new restaurants in our real estate development pipeline, we need a robust GM-ready talent bench. Our ongoing career growth opportunities, along with our culture and hours, are a key component to our employee value proposition, which fuels our ability to both attract and retain great talent.

Retaining Our Employees

All of these aspects, and many more, contribute to our award-winning culture and employee retention. Our turnover sits well below the industry average and has improved sequentially over the last two years for both managers and hourly team members, enabling us to provide consistent and memorable dining experiences for our customers.

Experienced, Passionate Leadership Team and Deep Bench of Talent

Our team is led by passionate executives who have an extensive mix of experience in our brand and with other leading national restaurant concepts and consumer facing businesses. We have a deep bench of talent throughout the organization. Our executives and key employees average more than 15 years of industry experience and our directors of operations have an average tenure at First Watch of approximately 10 years. In addition, our restaurant staff includes hundreds of fully-trained, tested, high-performing managers throughout our system who are poised to step into the general manager role as we execute our growth strategy and open new restaurants.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:

Risks Related to Our Business and Industry

•our vulnerability to changes in economic conditions and other factors, many of which are largely outside of our control
•our inability to open new restaurants in new and existing markets or to operate them as profitably as we have experienced in the past
•our inability to effectively manage our growth
•opening new restaurants may adversely impact sales at our and our franchisees’ existing restaurants
•the number of visitors to areas where our restaurants are located may decline
•lower than expected same-restaurant sales growth
•unsuccessful marketing programs or limited-time menu offerings

•shortages or disruptions in the supply or delivery of frequently used food items or increases in the cost of our frequently used food items
•unsuccessful new restaurant openings
•our inability to compete successfully with other breakfast and lunch restaurants
•our vulnerability to food safety and food-borne illness concerns
•issues with our existing franchisees, including their financial performance, our lack of control over their operations and conflicting business interests
•our reliance on a small number of suppliers for a substantial amount of our food and coffee
•geographic concentration
•damage to our reputation and negative publicity, even if unwarranted
•our inability to effectively manage the accelerated impact of social media and artificial intelligence

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

Risks Related to Employees and the Workforce

•our inability to identify qualified individuals for our workforce
•our failure to maintain our corporate culture
•potential unionization activities
•risks associated with our sustainability activities, including ESG matters

Legal and Regulatory Risks

•compliance with federal and local environmental, labor, employment, food safety, franchise, zoning and other applicable laws and regulations
•the distraction and expense of litigation
•increased labor and healthcare costs due to changes in laws and regulations
•risks associated with leasing properties subject to long-term and non-cancelable leases
•compliance with the laws and regulations applicable to public companies
•volatility in our results of operations caused by fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets
•risks related to our sale of alcoholic beverages

Risks Related to Accounting and Financial Reporting Matters

•impairment in the carrying value of our goodwill or indefinite-lived intangible assets
•risks associated with changes to accounting estimates
•our inability to effectively manage our internal control over financial reporting

Risks Related to Our Indebtedness

•our level of indebtedness and our duty to comply with covenants under our Credit Agreement

Risks Related to Our Company and Organizational Structure

•the interests of Advent may differ from those of our public stockholders
•our reliance on our operating subsidiaries
•risks associated with our status as an emerging growth company
•risks associated with the anti-takeover provisions of Delaware law, our amended and restated certificate of incorporation and bylaws
•risks associated with exclusive forum jurisdiction in the Court of Chancery in the State of Delaware

Risks Related to Ownership of Our Common Stock

•the market price of our common stock could be reduced by future offerings of debt or equity securities
•risks associated with our status as a controlled company with highly concentrated ownership of common stock
•our expectation not to pay any dividends on our common stock in the foreseeable future
•possible significant fluctuations in our quarterly results of operations that could fall below the expectations of securities analysts and investors
•sales of substantial amounts of common stock in the public markets by Advent
•dilutive impact from grants under our equity incentive plans

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
•inflationary pressures;
•disruptions to our supply chain;
•changes in governmental rules and approaches to taxation and trade restrictions, including tariffs;
•adverse outcomes of litigation;
•severe weather or other natural or man-made disasters affecting a large market or several closely located markets or our supply chain;
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

Our profitability depends in part on our ability to anticipate and react to changes in food and beverage costs, including, among other things, our costs for pork, coffee, eggs, avocados, potatoes, bread, cheese and fresh produce items. We are susceptible to increases in the cost of food due to factors beyond our control, such as freight and delivery charges, general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, tariffs and import taxes, product recalls and government regulations. In 2024 and continuing into 2025, for example, we have experienced significant increases in the cost of eggs, primarily due to an outbreak of avian influenza, as well as coffee and avocados, primarily due to the impact of climate and weather conditions. Dependence on frequent deliveries of fresh produce and other food products subjects our business to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Further, increases in fuel prices could result in increased distribution costs.

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

The restaurant industry is intensely competitive with many companies that compete directly and indirectly with us with respect to food quality, brand recognition, service, price and value, convenience, design and location. We compete in the restaurant industry with national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with fast casual restaurants, quick service restaurants and casual dining restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well-established in markets in which we have existing restaurants or intend to locate new restaurants. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have or plan to have restaurants. We also compete with a number of non-traditional market participants, such as convenience stores, grocery stores, coffee shops, and meal kit delivery services. Competition from food delivery services companies has also increased in recent years. Any inability to successfully compete with the restaurants in our existing or new markets will place downward pressure on our customer traffic and could have a material adverse effect on our business, financial condition and results of operations.

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

As 15% and 19% of our system-wide restaurants were franchised as of December 29, 2024 and December 31, 2023, respectively, our results of operations are dependent in part upon the operational and financial success of our franchisees. While we are responsible for ensuring the success of our system-wide restaurants and for taking a long-term view with respect to system-wide improvements, our franchisees have individual business strategies and objectives, which may conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed or close their restaurants, it could result in reduced franchise revenues, which could have a material adverse effect on our business, financial condition and results of operations.

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

We contract with one distributor, which we refer to as our “broad line” distributor, to provide virtually all of our food distribution services in the United States. If our broad-line distributor does not adequately perform its obligations or is unable to scale with our business, or our distribution is disrupted for any reason, there could be an adverse effect on our business, financial condition and results of operations. For example, in January 2024, unionized drivers at our broad-line distributor went on strike at a number of distribution centers, which adversely effected our operations and supply chain for several weeks resulting in the incurrence of higher costs and delays in food deliveries.
As of December 29, 2024, we purchased substantially all of our pork from two suppliers, substantially all of our eggs from one supplier and all of our coffee from one supplier. We purchase these ingredients pursuant to purchase orders at prevailing market or negotiated contract prices and are not limited by minimum purchase requirements. The cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our restaurants or distribution centers due to problems in production or distribution, inclement weather, unanticipated demand, trade restrictions (such as increased tariffs or quotas, embargoes or customs restrictions) or other conditions may materially and adversely affect our results of operations while we establish alternative supplier and distribution channels. Accordingly, although we believe that alternative supply and distribution sources are available, we may not be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our existing suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

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
Our restaurants in the southeast portion of the United States represented approximately 41% of our system-wide restaurants as of December 29, 2024. Our restaurants in Florida represented approximately 23% of our system-wide restaurants as of December 29, 2024. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the southeast portion of the United States have had, and may continue to have, material adverse effects on our business, financial condition and results of operations. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a national footprint.
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

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, chat platforms, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our marketing strategies in order to maintain broad appeal with customers and brand relevance, particularly given the rise in digital orders by customers at home due to the increased work-from-home customer base. We also continue to invest in other digital marketing initiatives that allow us to reach our customers across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition. Additionally, negative commentary regarding our restaurants, our food or our service may be posted on our social media platforms and may be adverse to our reputation or business. This harm may be immediate, without affording us an opportunity for redress or correction.  In addition, the rapid evolution and increased adoption of artificial intelligence technologies may affect our customers’ expectations, requirements or tastes in ways we cannot adequately anticipate or adapt to, adversely affect our business financial condition and results of operations, and may require us to develop artificial intelligence-specific systems.

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

We rely on a variety of marketing and advertising techniques, including email communications, affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, promotions and partnerships, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of digital marketing, which we rely upon to attract new customers. We are, and may increasingly become, subject to other various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding and are subject to potentially differing interpretations. Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the definition of “personal information” or “personal data” under newer privacy laws is much broader than the definition of “personally identifiable information” that appears in older privacy laws, and many jurisdictions have or will soon enact new privacy laws. Specifically, certain states in which we operate or may operate in the future have enacted or may soon enact comprehensive privacy laws that may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than current federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. The California Consumer Privacy Act (“CCPA”), for example, requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which became fully effective in January 2023, significantly modifies the CCPA. Colorado, Connecticut, Colorado, Delaware, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah and Virginia have enacted similar data privacy legislation and Indiana, Kentucky, Maryland, Minnesota, Rhode Island and Tennessee have enacted similar data privacy legislation that will take effect at various points in 2025 and beyond. Several other states and countries are considering expanding or passing privacy laws in the near term. These laws and regulations have required and will require us to incur additional costs and expenses in our effort to comply. Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of evolving laws and regulations in this area could expose us and our franchisees to financial penalties and legal liability. Our and our franchisees’ systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so.

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

In recent years, the restaurant industry has experienced aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. In addition, our existing wages and benefits programs, combined with the highly competitive wage pressure resulting from the labor shortage, may be insufficient to attract and retain the best talent. Our failure to recruit and retain new restaurant employees in a timely manner or higher employee turnover levels all could affect our ability to open new restaurants and grow sales at existing restaurants, and we may experience higher than projected labor costs.

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

Certain customers, investors, lenders, regulators and other industry stakeholders have placed increasing importance on corporate ESG practices, which could cause us to incur additional costs and changes to our operations. If our ESG practices or disclosures do not meet stakeholders’ evolving expectations and standards, our customer and employee retention, our access to certain types of capital, and our brand and reputation may be adversely impacted, which could affect our business operations and financial condition. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, laws and regulations, which could increase our operating costs and affect our results of operations and financial condition. In addition, from time to time, we may communicate certain initiatives regarding climate change, animal welfare and other ESG matters. We could fail or be perceived to fail to achieve such initiatives, which may adversely affect our reputation. The future adoption of new technology or processes to achieve such initiatives could also result in the impairment of existing assets. At the same time, stockholders and regulators have increasingly expressed opposing views and expectations with respect to ESG initiatives, including the enactment of “Anti-ESG” legislation or policies.

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

To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we have undertaken and will need to continue to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff or outsourcing certain functions to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 29, 2024, we had $398.6 million of goodwill and $139.2 million of indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. We performed a qualitative annual impairment assessment of goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2024. Based on the results of the qualitative assessment, we did not perform a quantitative assessment and no impairment was recognized in 2024.

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

Our principal amounts of our term loans outstanding was $193.8 million, excluding unamortized debt discount and deferred issuance costs as of December 29, 2024. Our indebtedness could have significant effects on our business, such as:

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

See Note 10, Debt, and Note 22, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for additional information.

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

As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We have taken and may continue to take advantage of some of these exemptions. If we do, we do not know if some investors will find our common stock less attractive as a result. The result may be a less-active trading market for our common stock and our stock price may be more volatile.

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

In addition, our credit agreement for our debt facilities imposes, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. Thereunder, the occurrence of a change of control transaction could constitute an event of default permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

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

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest. Although we are no longer a “controlled company” within the meaning of the rules of the Nasdaq, Advent continues to exert substantial influence over us.

As of December 29, 2024, Advent indirectly beneficially owned approximately 32% of our outstanding common stock. Although we are no longer a “controlled company” within the meaning of the Nasdaq listing rules, Advent beneficially owns shares sufficient to significantly influence all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

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

Of our issued and outstanding shares, all the common stock sold in our initial public offering is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of December 29, 2024, approximately 32% of our outstanding common stock was indirectly beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

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

As of December 29, 2024, we had an aggregate of 12,554,366 shares of common stock authorized for issuance under the 2021 Equity Plan and 2017 Equity Plan. Additionally, the 2021 Equity Plan contains an “evergreen provision,” pursuant to which the aggregate number of shares available for issuance will automatically increase on the first day of each fiscal year, beginning on December 26, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on (and including) December 30, 2030. While we do not intend to grant any further awards under the 2017 Equity Plan, we may issue all the shares underlying the awards granted under the 2017 Equity Plan and all of the shares authorized for issuance under the 2021 Equity Plan without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with the 2021 Equity Plan or the 2017 Equity Plan would dilute the ownership percentage held by existing stockholders.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

We deploy a cybersecurity program modelled on Center for Internet Security (CIS) Critical Security Controls, commonly referred to as CIS Controls. We believe our program’s control focus provides immediate protection and scalability for our business. Our program defines our governance and management oversight, and includes (i) continual training to enhance user vigilance and resistance to phishing attempts and cyber-attacks, (ii) evaluation of compliance with privacy and data security regulations and (iii) reporting obligations in the event of an incident. As part of our program, we partner with a security operations center for continuous monitoring and alerting across all of our information technology systems. Additionally, our Information Technology leadership meets monthly with a cyber advisor to review progress on tools, scoring and management of our cybersecurity programs.

On an annual basis, we engage an external partner to conduct a comprehensive risk assessment of our cybersecurity program, identify gaps based on best practices and recommend improvements. We have also developed vendor scoring criteria to assess cybersecurity, incidence readiness and cyber insurance of our critical vendors and service providers. Additionally, we conduct ongoing internal and external vulnerability and penetration scans. Our internal security team is led by a manager with over 40 years of experience who reports directly to our Chief Information Officer.

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

Governance

The Audit Committee of our Board is tasked with oversight of certain risk issues, including cybersecurity. The Audit Committee receives reports on cybersecurity at least twice annually from the Company’s Chief Information Officer, who has over 25 years of experience in the management of information technology systems and cybersecurity. These reports cover trends vulnerability management, cybersecurity posture, risk assessment findings, incident responses and updates on technology initiatives. The Audit Committee briefs the full Board of Directors on these matters as a part of its reports of its meetings.

Item 2. Properties
We lease all our company-owned restaurant locations. As of December 29, 2024, we had 489 company-owned restaurants and 83 franchise-owned restaurants located in 29 states, including a large presence in Florida, Texas, Ohio, North Carolina and Arizona. As of December 29, 2024, company-owned and franchise-owned restaurants by jurisdiction were:

State	Company-owned	Franchise-owned	Total
Alabama	6	—	6
Arizona	35	—	35
Arkansas	—	3	3
Colorado	19	—	19
Delaware	4	—	4
Florida	133	—	133
Georgia	23	—	23
Illinois	8	—	8
Indiana	7	1	8
Kansas	13	—	13
Kentucky	2	15	17
Louisiana	—	1	1
Maryland	15	—	15
Michigan	11	—	11
Mississippi	—	1	1
Missouri	18	7	25
Nebraska	7	—	7
New Jersey	7	—	7
North Carolina	24	12	36
Ohio	44	—	44
Oklahoma	2	—	2
Pennsylvania	19	—	19
South Carolina	5	5	10
Tennessee	15	9	24
Texas	45	23	68
Utah	—	1	1
Virginia	22	4	26
West Virginia	—	1	1
Wisconsin	5	—	5
TOTAL	489	83	572

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

Holders

As of March 7, 2025, there were 25 stockholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.

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

Issuer Purchases of Equity Securities

None

Cumulative Stock Performance Graph

The following graph compares the cumulative annual stockholders return on our common stock from October 1, 2021, the date our common stock began trading on Nasdaq, through December 29, 2024, to that of the total return index for the Nasdaq Composite Index and the S&P Restaurants Index assuming an investment of $100 on October 1, 2021. The graph uses the closing market price on October 1, 2021 of $22.13 per share as the initial value of our common stock. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect Management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	October 1, 2021	December 26, 2021	December 25, 2022	December 31, 2023	December 29, 2024
First Watch Restaurant Group, Inc.	$100.00	$72.16	$64.20	$90.80	$84.46
Nasdaq Composite Index	$100.00	$107.62	$72.77	$104.97	$138.90
S&P Restaurants Index	$100.00	$84.95	$67.46	$79.93	$95.74
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
Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. The Company’s common stock trades on Nasdaq under the ticker symbol “FWRG.” A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. For three consecutive years, First Watch was named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute, and in 2024, was named the #1 Most Loved Workplace. In 2023, First Watch was named the top restaurant brand in Yelp’s inaugural list of the top 50 most-loved brands in the United States. In 2022, First Watch was recognized with ADP’s coveted Culture at Work Award.

The Company operates and franchises restaurants in 29 states under the “First Watch” trade name and as of December 29, 2024, the Company had 489 company-owned restaurants and 83 franchise-owned restaurants. The Company does not operate outside of the United States.

The Company’s 52- or 53-week fiscal years end on the last Sunday of each calendar year. Its fiscal quarters are comprised of 13 weeks each and end on the 13th Sunday of each quarter, save for 53-week years during which the fourth quarter ends on the 14th Sunday of the fourth quarter. All references to 2024 and 2022 reflect the results of the 52-week fiscal year ended December 29, 2024 and December 25, 2022. All references to 2023 reflect the results of the 53-week fiscal year ended December 31, 2023. We report financial and operating information in one segment.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the year ended 2024, this operating metric compares the 52-week period ended December 29, 2024 with the 52-week period ended December 31, 2023, versus the 53-week fiscal year ended December 31, 2023, in order to compare like-for-like periods. For the 52-weeks ended December 29, 2024 and December 31, 2023, there were 344 restaurants and 327 restaurants in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows Management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings and other transitional changes.

Same-Restaurant Traffic Growth: the percentage change in traffic counts for the 52-week period ended December 29, 2024 as compared to the 52-week period ended December 31, 2023 using the Comparable Restaurant Base, versus the 53-week fiscal year ended December 31, 2023 in order to compare like-for-like periods. Measuring our same-restaurant traffic growth allows Management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors because same-restaurant traffic provides an indicator as to the development of our brand and the effectiveness of our marketing strategy.

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

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we use the following non-GAAP measures, which present operating results on an adjusted basis: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Restaurant level operating profit and (iv) Restaurant level operating profit margin. Our presentation of these non-GAAP measures includes isolating the effects of some items that are either nonrecurring in nature or have no meaningful correlation to our ongoing core operating performance. These supplemental measures of performance are not required by or presented in accordance with GAAP. Management believes these non-GAAP measures provide investors with additional visibility into our operations, facilitate analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance, help to identify operational trends and allow for greater transparency with respect to key metrics used by Management in our financial and operational decision making. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies and have important limitations as analytical tools. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP as they may not provide a complete understanding of our performance. These non-GAAP measures should be reviewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

We use Adjusted EBITDA and Adjusted EBITDA margin (i) as factors in evaluating management’s performance when determining incentive compensation, (ii) to evaluate our operating results and the effectiveness of our business strategies and (iii) internally as benchmarks to compare our performance to that of our competitors.

We use Restaurant level operating profit and Restaurant level operating profit margin (i) to evaluate the performance and profitability of operating restaurants, individually, and in the aggregate, (ii) to compare the performance of our restaurants and markets and (iii) to make decisions regarding future spending and other operational decisions.

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
Financial Highlights

The financial results of 2024 reflect the continued growth of the Company. The Company continued to accelerate the pace of new restaurant openings with 43 NROs in 2024 and we executed on our growth strategy as we acquired 22 operating restaurants from our franchisees in 2024.

Financial highlights for the 52-weeks ended December 29, 2024 as compared, unless otherwise indicated below, to the 53-weeks ended December 31, 2023, reflected the continued momentum of our strong operating performance and include the following:

•Total revenues increased 13.9% to $1.0 billion from $891.6 million in 2023
•System-wide sales increased to $1.2 billion from $1.1 billion in 2023
•Same-restaurant sales growth of negative 0.5%*
•Same-restaurant traffic growth of negative 4.0%*
•Income from operations decreased to $38.9 million from $41.3 million in 2023
•Income from operations margin decreased to 3.9% from 4.7% in 2023
•Restaurant level operating profit** increased to $201.8 million from $175.7 million in 2023
•Restaurant level operating profit margin** increased to 20.1% from 20.0% in 2023
•Net income decreased to $18.9 million from $25.4 million in 2023
•Adjusted EBITDA** increased to $113.8 million from $99.5 million in 2023
•Opened 50 system-wide restaurants (43 company-owned and 7 franchise-owned) across 19 states resulting in a total of 572 system-wide restaurants (489 company-owned and 83 franchise-owned) across 29 states
___________________
*Comparison to the 52-week periods ended December 29, 2024 and December 31, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
** See Non-GAAP Financial Measure Reconciliations section below.
Business Trends
During 2024, many restaurant industry sectors experienced downward sales pressure and traffic and “breakfast” was the most impacted daypart. The Company’s same-restaurant sales growth in 2024 was negative 0.5%, and partially offset by a 3.6% increase in carried price.

Commodity inflation was 3.2% in 2024. We expect a high-single digit percentage increase in our 2025 commodity prices as compared to the prior year.

Restaurant level labor inflation of 4.4% was offset by improvements in labor efficiencies. At year end, we were staffed with over 120 managers to lead and operate our future new company-owned restaurants. We expect 2% to 4% labor inflation in 2025.

Continuing the Company’s expansion, Management intends to open 59 to 64 net new system-wide restaurants in 2025. In addition, Management has entered into two agreements to acquire 19 restaurants from franchisees.

Development Highlights

During 2024, the Company had a total of 50 new system-wide restaurants in 19 states. One company-owned and one franchise-owned restaurant closed in 2024. We also acquired 22 operating restaurants from our franchisees in the execution of our growth strategy. See Note 3, Business Acquisitions, in the accompanying notes to the consolidated financial statements for additional information. At December 29, 2024, the Company had a total of 572 system-wide restaurants.

	FISCAL YEAR 2024
	Company-owned	Franchise-owned	Total
Beginning of period	425	99	524
New restaurants	43	7	50
Acquisitions of franchise-owned restaurants	22	(22)	—
Closures	(1)	(1)	(2)
End of period	489	83	572

We expect to open between 55 to 58 company-owned restaurants and 7 to 9 franchise-owned restaurants during 2025. We also plan to close 3 company-owned restaurants, resulting in a total of 59 to 64, net new system-wide restaurants in 2025.

Selected Operating Data

	FISCAL YEAR
	2024	2023	2022
Number of weeks in fiscal year	52	53	52
System-wide restaurants	572	524	474
Company-owned	489	425	366
Franchise-owned	83	99	108
System-wide sales (in thousands)	1,184,469	1,103,089	914,816
Same-restaurant sales growth (1)	(0.5)%	7.6%	14.5%
Same-restaurant traffic growth (1)	(4.0)%	0.2%	7.7%
AUV (in thousands)	$2,204	$2,250	$2,032
Income from operations (in thousands)	$38,907	$41,267	$16,913
Income from operations margin	3.9%	4.7%	2.4%
Restaurant level operating profit (in thousands) (2)	$201,761	$175,658	$128,936
Restaurant level operating profit margin (2)	20.1%	20.0%	17.9%
Net income (in thousands)	$18,925	$25,385	$6,907
Net income margin	1.9%	2.8%	0.9%
Adjusted EBITDA (in thousands) (3)	$113,836	$99,483	$69,278
Adjusted EBITDA margin (3)	11.2%	11.2%	9.5%
________________
(1) Comparing the 52-week period ended December 29, 2024 with the 52-week period ended December 31, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
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

Results of Operations
The discussion that follows includes a comparison of our results of operations for 2024 and 2023.
The following table summarizes our results of operations and the percentages of items in our Consolidated Statements of Operations and Comprehensive Income (Loss) in relation to Total revenues or, where indicated, Restaurant sales for 2024 and 2023:

	FISCAL YEAR
(in thousands)	2024		2023
Revenues
Restaurant sales	$1,004,355	98.9%	$877,092	98.4%
Franchise revenues	11,555	1.1%	14,459	1.6%
Total revenues	1,015,910	100.0%	891,551	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	223,097	22.2%	197,374	22.5%
Labor and other related expenses	335,038	33.4%	294,010	33.5%
Other restaurant operating expenses	151,968	15.1%	134,477	15.3%
Occupancy expenses	82,694	8.2%	68,400	7.8%
Pre-opening expenses	10,109	1.0%	7,173	0.8%
General and administrative expenses	113,270	11.1%	103,121	11.6%
Depreciation and amortization	57,715	5.7%	41,223	4.6%
Impairments and loss on disposal of assets	525	0.1%	1,359	0.2%
Transaction expenses, net	2,587	0.3%	3,147	0.4%
Total operating costs and expenses	977,003	96.2%	850,284	95.4%
Income from operations (1)	38,907	3.9%	41,267	4.7%
Interest expense	(12,640)	(1.2)%	(8,063)	(0.9)%
Other income, net	1,759	0.2%	2,871	0.3%
Income before income taxes	28,026	2.8%	36,075	4.0%
Income tax expense	(9,101)	(0.9)%	(10,690)	(1.2)%
Net income	$18,925	1.9%	$25,385	2.8%
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

	FISCAL YEAR
(in thousands)	2024	2023	Change
Restaurant sales:
In-restaurant dining sales	$829,048	$716,960	$112,088	15.6%
Third-party delivery sales	97,444	91,433	6,011	6.6%
Take-out sales	77,863	68,699	9,164	13.3%
Total Restaurant sales	$1,004,355	$877,092	$127,263	14.5%

The increase in total restaurant sales was primarily due to (i) opening and acquiring restaurants in 2024, (ii) recognizing a full year of sales for restaurants opened and acquired in 2023 and (iii) menu price increases. The increase was partially offset by (i) 2024 negative same-restaurant sales growth of 0.5% and (ii) the 53rd week of sales in 2023.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	FISCAL YEAR
(in thousands)	2024	2023	Change
Franchise revenues:
Royalty and system fund contributions	$10,864	$13,464	$(2,600)	(19.3)%
Initial fees	278	388	(110)	(28.4)%
Business combinations - revenues recognized	413	607	(194)	—%
Total Franchise revenues	$11,555	$14,459	$(2,904)	(20.1)%
The decrease in franchise revenues during 2024 as compared to 2023 was primarily driven by (i) the Company’s acquisitions of franchise-owned restaurants and (ii) $0.6 million of deferred franchise revenues recognized in 2023 in connection with the acquisitions of restaurants from franchisees. The decrease was partially offset by (i) revenues from franchise-owned NROs and (ii) $0.4 million of deferred franchise revenues recognized in 2024 in connection with the acquisitions of restaurants from our franchisees.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	FISCAL YEAR
(in thousands)	2024	2023	Change
Food and beverage costs	$223,097	$197,374	$25,723	13.0%
As a percentage of restaurant sales	22.2%	22.5%	(0.3)%

Food and beverage costs as a percent of restaurant sales decreased during 2024 as compared to 2023 primarily due to leveraging menu price increases. The decrease was partially offset by commodity inflation of 3.2%.

Food and beverage costs increased during 2024 as compared to 2023 primarily as a result of (i) the 14.5% increase in restaurant sales, (ii) opening and acquiring restaurants in 2024, (iii) recognizing a full year of costs for restaurants opened and acquired in 2023 and (iv) commodity inflation. The increase was partially affected by the additional 53rd week in 2023.

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

	FISCAL YEAR
(in thousands)	2024	2023	Change
Labor and other related expenses	$335,038	$294,010	$41,028	14.0%
As a percentage of restaurant sales	33.4%	33.5%	(0.1)%

Labor and other related expenses as a percentage of restaurant sales decreased during 2024 as compared to 2023 primarily as a result of (i) menu price increases and (ii) improved hourly labor efficiency. This decrease was partially offset by (i) wage increases and (ii) higher health insurance costs.
The increase in labor and other related expenses during 2024 as compared to 2023 was primarily due to (i) the increase in staffing levels to support the increase in corporate-owned restaurants (ii) wage increases and (iii) higher health insurance costs. The increase was partially offset by (i) hourly labor efficiency and (ii) the additional 53rd week in 2023.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	FISCAL YEAR
(in thousands)	2024	2023	Change
Other restaurant operating expenses	$151,968	$134,477	$17,491	13.0%
As a percentage of restaurant sales	15.1%	15.3%	(0.2)%
Other restaurant operating expenses as a percentage of restaurant sales during 2024 decreased as compared to 2023 primarily due to (i) leveraging menu price increases, (ii) third-party delivery related revenue and expenses, including to-go supplies and third-party delivery fees, increasing at a lower rate than total restaurant sales. This decrease was partially offset by (i) utilities expenses, (ii) restaurant advertising costs and (iii) credit card fees which increased as a percentage of restaurant sales.
The increase in other restaurant operating expenses during 2024 as compared to 2023 was primarily due to the increase in the number of restaurants driving increases in certain expenses including (i) $7.5 million of additional credit card, delivery, and license fees, (ii) $4.6 million increase in utilities and repair and maintenance expenses, (iii) $3.4 million related to operating supplies and (iv) $1.3 million related to restaurant advertising costs. The increase was partially offset by a decrease in to-go supplies costs of $0.3 million.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	FISCAL YEAR
(in thousands)	2024	2023	Change
Occupancy expenses	$82,694	$68,400	$14,294	20.9%
As a percentage of restaurant sales	8.2%	7.8%	0.4%
The increase in occupancy expenses as a percentage of restaurant sales during 2024 as compared to 2023 was primarily due to higher rent expense and the deleverage associated with negative same-restaurant sales growth.
The increase in occupancy expenses during 2024 as compared to 2023 was primarily due to the increase in the number of company-owned restaurants.
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

	FISCAL YEAR
(in thousands)	2024	2023	Change
Pre-opening expenses	$10,109	$7,173	$2,936	40.9%

The increase in 2024 pre-opening expenses as compared to 2023 was primarily due to (i) the higher number of restaurants opened and under construction and (ii) the increase in rents.

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

	FISCAL YEAR
(in thousands)	2024	2023	Change
General and administrative expenses	$113,270	$103,121	$10,149	9.8%

The increase in general and administrative expenses during 2024 as compared to 2023 was mainly due to (i) $5.2 million increase in compensation and other related expenses such as wage increases, stock compensation and additional employee headcount to support growth, (ii) $2.7 million increase in licenses and fees related to information technology, (iii) $1.8 million related to consulting and professional services partially offset by $1.1 million related to a decrease in brand research costs and (iv) approximately $1.6 million related to travel and other miscellaneous expenses.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	FISCAL YEAR
(in thousands)	2024	2023	Change
Depreciation and amortization	$57,715	$41,223	$16,492	40.0%
The increase in depreciation and amortization during 2024 as compared to 2023 was primarily due to additional NRO assets and restaurants acquired, including reacquired rights from franchisees.
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

	FISCAL YEAR
(in thousands)	2024	2023	Change
Impairments and loss on disposal of assets	$525	$1,359	$(834)	(61.4)%
In 2024, the amounts represented write-off of assets retired as a result of restaurant closures or replacements of assets. There were no impairment losses recognized. In 2023, we recorded total impairment charges of $0.5 million, which primarily related to the long-lived assets of two company-owned restaurants for which Management agreed to accelerate the expected closure dates.

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

	FISCAL YEAR
(in thousands)	2024	2023	Change
Transaction expenses, net	$2,587	$3,147	$(560)	(17.8)%
Transaction expenses, net decreased during 2024 as compared to 2023 primarily due to (i) lower costs incurred in connection with the acquisitions of restaurants from our franchisees and (ii) contingent consideration liability reduction. This decrease was partially offset by an increase in costs incurred by us in connection with the sale of the Company’s common stock by funds managed by Advent through secondary public offerings.
Income from Operations and Income from Operations Margin

	FISCAL YEAR
(in thousands)	2024	2023	Change
Income from operations	$38,907	$41,267	$(2,360)	(5.7)%
Income from operations margin	3.9%	4.7%	(0.8)%
Income from operations margin decreased during 2024 as compared to 2023 primarily due to (i) deleveraging of certain expenses, including occupancy expenses, as a result of a decline in same-restaurant sales and (ii) higher depreciation and amortization expense driven by our restaurant growth and acquisition of certain franchise-owned restaurants partially offset by (i) labor efficiency and (ii) food and beverage costs improving as a percent of sales.
Income from operations decreased during 2024 as compared to 2023 primarily due to (i) higher operating costs and depreciation expense driven by our restaurant growth and acquisitions of restaurants from franchisees, as well as (ii) higher general and administrative expenses primarily attributable to additional employee headcount and performance-based compensation and (iii) the 53rd week in 2023. This decrease was partially offset by the increase in restaurant sales and franchise revenues.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	FISCAL YEAR
(in thousands)	2024	2023	Change
Interest expense	$(12,640)	$(8,063)	$(4,577)	56.8%

The increase in interest expense during 2024 as compared to 2023 was primarily due (i) an increase borrowings associated with franchise acquisitions and (ii) higher interest rates.
Other Income, Net
Other income, net includes items deemed to be non-operating based on Management’s assessment of the nature of the item in relation to our core operations.

	FISCAL YEAR
(in thousands)	2024	2023	Change
Other income, net	$1,759	$2,871	$(1,112)	(38.7)%
Other income, net decreased in 2024 primarily related to insurance recoveries received in 2023 in connection with 2022 insured losses.

Income Tax Expense
Income tax expense primarily consists of various federal and state taxes.

	FISCAL YEAR
(in thousands)	2024	2023	Change
Income tax expense	$(9,101)	$(10,690)	$1,589	(14.9)%
Effective income tax rate	32.5%	29.6%	2.9%

The change in the effective income tax rates for 2024 as compared to 2023 was mainly due to (i) the change in the valuation allowance on deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) impacts of executive stock-based compensation.
Net Income and Net Income Margin

	FISCAL YEAR
(in thousands)	2024	2023	Change
Net income	$18,925	$25,385	$(6,460)	(25.4)%
Net income margin	1.9%	2.8%	(0.9)%
The decrease in net income and net income margin during 2024 as compared to 2023 was primarily due to (i) the decrease in income from operations including deleveraging of occupancy expenses, (ii) increase in depreciation and amortization attributed primarily to locations opened and acquired in 2024 and (iii) the increase in interest expense associated with increased borrowings to fund acquisitions.
Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	FISCAL YEAR
(in thousands)	2024	2023	Change
Restaurant level operating profit	$201,761	$175,658	$26,103	14.9%
Restaurant level operating profit margin	20.1%	20.0%	0.1%

Restaurant level operating profit margin during 2024 increased as compared to 2023 primarily due to (i) favorable food and beverage costs as a percent of sales, (ii) favorable labor and other related expenses as a percent of sales and (iii) acquired restaurants. This was partially offset by the deleverage of occupancy expenses.

Restaurant level operating profit during 2024 increased as compared to 2023 primarily due to (i) menu price increases and (ii) revenue from the increase in the number of restaurants. This was partially offset by the increase in (i) operating costs and expenses driven by our restaurant growth and (ii) deleverage of occupancy expenses.
Adjusted EBITDA and Adjusted EBITDA Margin

	FISCAL YEAR
(in thousands)	2024	2023	Change
Adjusted EBITDA	$113,836	$99,483	$14,353	14.4%
Adjusted EBITDA margin	11.2%	11.2%	—%
The increase in Adjusted EBITDA and consistent Adjusted EBITDA margin during 2024 as compared to 2023 was primarily due to the increase in (i) restaurant level operating profit and (ii) restaurant level operating profit margin. This was partially offset by the increase in general and administrative expenses, mainly due to the increase in compensation expense.

Non-GAAP Financial Measure Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income (Loss) and Net income (loss) margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:
.

	FISCAL YEAR
(in thousands)	2024	2023	2022
Net income (loss)	$18,925	$25,385	$6,907
Depreciation and amortization	57,715	41,223	34,230
Interest expense	12,640	8,063	5,232
Income taxes	9,101	10,690	5,684
EBITDA	98,381	85,361	52,053
Stock-based compensation (1)	8,525	7,604	10,374
Transaction expenses (income), net (2)	2,587	3,147	2,513
Strategic transition costs (3)	1,843	892	2,318
Impairments and loss on disposal of assets (4)	525	1,359	920
Delaware Voluntary Disclosure Agreement Program (5)	126	1,250	149
Recruiting and relocation costs (6)	888	465	681
Severance costs (7)	204	26	155
Insurance proceeds in connection with natural disasters, net (8)	329	(621)	115
Loss on extinguishment of debt	428	—	—
Adjusted EBITDA	$113,836	$99,483	$69,278

Total revenues	$1,015,910	$891,551	$730,162
Net income (loss) margin	1.9%	2.8%	0.9%
Adjusted EBITDA margin	11.2%	11.2%	9.5%

Additional information
Deferred rent expense (income) (9)	$1,318	$2,090	$2,418
_____________________________
(1) Represents non-cash, stock-based compensation expense which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) Represents costs incurred in connection with the acquisition of franchise-owned restaurants, expenses related to debt, secondary offering costs, costs related to restaurant closures, gains or losses associated with lease or contract terminations and revaluations of contingent consideration liability.
(3) Represents costs related to process improvements and strategic initiatives. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(4) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements, restaurant closures and natural disasters.
(5) Represents professional service costs incurred in connection with the Delaware Voluntary Disclosure Agreement Program related to unclaimed or abandoned property. These costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(6) Represents costs incurred for hiring qualified individuals. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(7) Severance costs are recorded in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(8) Represents insurance recoveries, net of costs incurred, in connection with hurricane damage, which were recorded in Other income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Income from operations	$38,907	$41,267	$16,913
Less: Franchise revenues	(11,555)	(14,459)	(10,981)
Add:
General and administrative expenses	113,270	103,121	84,959
Depreciation and amortization	57,715	41,223	34,230
Transaction expenses (income), net (1)	2,587	3,147	2,513
Impairments and loss on disposal of assets (2)	525	1,359	920
Costs in connection with natural disasters (3)	312	—	382
Restaurant level operating profit	$201,761	$175,658	$128,936

Restaurant sales	$1,004,355	$877,092	$719,181
Income from operations margin	3.9%	4.7%	2.4%
Restaurant level operating profit margin	20.1%	20.0%	17.9%

Additional information
Deferred rent expense (income) (4)	$1,119	$1,891	$2,219
_____________________________
(1) Represents costs incurred in connection with the acquisition of franchise-owned restaurants, secondary offering costs, costs related to restaurant closures, gains or losses associated with lease or contract terminations and revaluations of contingent consideration liability.
(2) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements, restaurant closures and natural disasters.
(3) Represents costs incurred in connection with hurricane damage. The costs include inventory spoilage and labor costs, which were recorded in Food and beverage costs and Labor and other related expenses, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(4) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Liquidity and Capital Resources

Liquidity

As of December 29, 2024, we had cash and cash equivalents of $33.3 million and outstanding borrowings under the Credit Facility of $193.8 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $123.3 million under our revolving credit facility of $125.0 million, of which $1.7 million is reserved under letters of credit, and availability of $27.5 million under our delayed draw term loan pursuant to our credit agreement, as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants’ storage of minimal inventory and customers’ payment for purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

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

We estimate that our capital expenditures will total approximately $150.0 million to $160.0 million in 2025, not including the capital allocated to franchise acquisitions. This capital is invested primarily in new restaurant projects and planned remodels. We intend to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings pursuant to our Credit Agreement.
Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for 2024 and 2023:

	FISCAL YEAR
(in thousands)	2024	2023
Cash provided by operating activities	$115,673	$95,338
Cash used in investing activities	(206,653)	(123,370)
Cash provided by financing activities	74,331	28,070
Net (decrease) increase in cash and cash equivalents and restricted cash	$(16,649)	$38
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. Cash provided by operations increased in 2024 as compared to 2023 primarily due to the addition of new and acquired restaurants.
Cash used in investing activities increased to $206.7 million during 2024 from $123.4 million during 2023 primarily as a result of the increase in capital expenditures to support our restaurant growth and the acquisitions of restaurants from our franchisees.
Cash provided by financing activities of $74.3 million during 2024 as compared to $28.1 million during 2023 was primarily due to additional borrowings to fund the acquisition of franchise-owned restaurants.
Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 10, Debt, in the accompanying consolidated financial statements for additional information relating to our long-term debt and Note 12, Leases, in the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information related to our operating and financing leases.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with GAAP. The preparation of these financial statements and related notes requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of our accounting policies require the application of significant judgment by Management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, and information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The accounting policies and estimates that we believe to be the most critical to an understanding of our financial condition and results of operations and that require the most complex and subjective management judgments are discussed below.

Business Combinations

We account for acquisitions using the purchase method of accounting. As such, the fair value of purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on estimated fair values at the acquisition date. The excess of the purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by Management. We determine the fair values of tangible and intangible assets acquired generally in consultation with a third-party valuation advisor. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows and discount rates. In addition, we have estimated the value and economic lives of certain tangible assets based on historical information, industry estimates and averages, which are used to calculate depreciation and amortization expense. If the subsequent actual results and updated projections of the underlying business activity change, compared with the assumptions and projections used to develop these values, we could experience impairment charges. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

If the initial accounting for a business combination is incomplete at the end of a reporting period that falls within a measurement period not to exceed a year from the date of acquisition, we report provisional amounts in our consolidated financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding adjustment to goodwill. Any adjustments identified after the measurement period are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date and costs that we incur to complete the business combination, such as legal and other professional fees, are expensed as they are incurred.

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually on the first day of the fourth quarter of the fiscal year, or when events or changes in circumstances indicate that the carrying amount may not be recoverable. Significant judgments are used to determine if an indicator of impairment has occurred. Such indicators could include negative operating performance of our restaurants, economic and restaurant industry trends, legal factors, significant competition or changes in our business strategy. Adverse changes in these factors could have a significant impact on the recoverability of our goodwill and indefinite-lived intangible assets and could have a material impact on our consolidated financial statements.

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

During 2024 and 2023, we elected to perform a qualitative assessment for our annual impairment review of goodwill and indefinite-lived intangibles. In considering the qualitative approach related to goodwill, we considered factors including, but not limited to, macro-economic conditions, market and industry conditions, the competitive environment, results of prior impairment tests, operational stability, the overall financial performance of the reporting unit and the impacts of the discount rates. Management also considered the specific future outlook for the reporting unit. As it relates to our trade names and trademarks, we evaluate similar factors as the goodwill assessment, in addition to impacts of potential changes to the assumed royalty rate. Based on the results of the qualitative assessment, Management concluded that impairment of goodwill and its indefinite-lived intangibles was not likely and as a result, Management was not required to perform a quantitative assessment.

Long-Lived Assets and Definite-Lived Intangible Assets

Long-lived assets deployed at company-owned restaurants include (i) property, fixtures and equipment, (ii) operating lease right-of-use assets, net of the related operating lease liabilities and (iii) reacquired rights to the extent the restaurants have been acquired by the Company. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. The comparison is performed at the lowest level of identifiable cash flows, which is primarily at the individual restaurant level. Significant judgment is used to determine the expected useful lives of long-lived assets and the estimated future cash flows, including projected sales growth, operating margins and ongoing maintenance and improvement of the assets. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized.

Definite-lived intangible assets consist of franchise rights which arose from the purchase price allocation in connection with the Advent Acquisition and also include reacquired rights from the Company’s acquisitions of franchised restaurants. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment when events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Significant judgment is used to determine if an indicator of impairment has occurred. Such indicators may include, among others: negative operating performance of our restaurants, economic and restaurant industry trends, legal factors, significant competition or changes in our business strategy. Adverse changes in these factors could have a significant impact on the recoverability of these assets and the resulting impairment charge could be material to our consolidated financial statements.

Recoverability of definite-lived intangible assets is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the total future undiscounted net cash flows are less than the carrying amount, this may be an indication of impairment. An impairment loss is recognized when the asset’s carrying value exceeds its estimated fair value, which is generally estimated using discounted future cash flows expected from future use of the asset group.

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

Stock-Based Compensation and Fair Value of Common Stock

Stock-based compensation expense is measured based on the award’s fair value at the date of grant. Stock-based compensation expense related to time-based stock option awards issued under the 2017 Equity Plan is recognized on an accelerated recognition method over the requisite service period. Upon the Company’s IPO in October 2021, certain performance-based stock option awards issued under the 2017 Equity Plan for which the performance and market conditions were satisfied as a result of the Company’s IPO, converted into time-based stock option awards with the related stock-based compensation expense to be recognized on an accelerated recognition method over the remaining service period. No awards were granted under the 2017 Equity Plan during 2024 or 2023, and the Company does not intend to grant any further awards under the 2017 Equity Plan. Stock-based compensation expense related to time-based stock option awards issued under the 2021 Equity Plan is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur for all awards.
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
Insurance Reserves
The Company is self-insured for employee group health claims and Ohio workers’ compensation and carries retention levels and per-claim deductibles for a significant portion of expected losses associated with other workers’ compensation and general liability programs. We record liabilities for unresolved and incurred but not reported claims at the anticipated cost below applicable retention levels or per-claim deductible amounts. Insurance reserve liabilities are established using actuarial assumptions and judgments regarding the frequency and severity of claims.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity and Food Price Risks
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage, energy, fuel costs and other commodities. We have been able to partly offset cost increases resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather, the macroeconomic impacts of regional conflicts, including the ongoing Russia-Ukraine conflict, or other conditions beyond our control, governmental regulations and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, elevated inflation in commodity markets and substantial increases in costs and expenses could impact our results of operations to the extent that such increases cannot be offset by menu price increases. Currently we do not use financial instruments to hedge our commodity risk.
The Company’s market basket experienced cost inflation of 320 basis points in 2024. We expect a high-single digit percentage increase in our 2025 commodity prices as compared to the prior year.
In 2024, we have negotiated annual pricing for approximately 30% of our market basket. Other commodities are purchased based upon price ranges established with vendors and are subject to fixed prices or fixed formulas for 30-to-90 day periods.

Interest Rate Risk
As of December 29, 2024, we had $193.8 million in outstanding borrowings, excluding unamortized debt discount and deferred issuance costs. Our loans pursuant to our Credit Agreement incur interest at a floating rate and we also pay an unused commitment fee of between 37.5 and 50 basis points on the undrawn commitments, depending on the Total Rent Adjusted Net Leverage Ratio, as defined in our Credit Agreement. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90 million of the outstanding variable rate debt. Under the terms of the interest rate swap agreements, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. On May 17, 2024, the Company entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $60 million and mature on June 30, 2027. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 10, Debt, and Note 11, Interest Rate Swaps, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information.
Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of First Watch Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Watch Restaurant Group, Inc. and its subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 29, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024 in conformity with accounting principles generally accepted in the United States of America.

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
March 11, 2025

We have served as the Company’s auditor since 1999.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 29, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$33,312	$49,632
Restricted cash	—	329
Accounts receivable	7,235	5,532
Inventory	6,117	5,381
Prepaid expenses	7,008	7,494
Derivative assets, current	20	457
Other current assets	2,184	2,365
Total current assets	55,876	71,190
Goodwill	398,565	359,883
Intangible assets, net	167,596	151,186
Operating lease right-of-use assets	527,674	420,001
Property, fixtures and equipment, net of accumulated depreciation of $229,227 and $181,481, respectively	361,394	263,082
Other long-term assets	3,251	1,703
Total assets	$1,514,356	$1,267,045
Liabilities and Equity
Current liabilities:
Accounts payable	$6,961	$6,324
Accrued liabilities	39,607	35,630
Accrued compensation and deferred payroll taxes	21,244	21,711
Deferred revenues	5,623	5,499
Current portion of operating lease liabilities	55,704	40,281
Current portion of long-term debt	9,228	5,628
Interest rate swap liabilities, current	105	—
Total current liabilities	138,472	115,073
Operating lease liabilities	555,576	441,290
Long-term debt, net	189,043	119,767
Deferred income taxes	32,218	25,331
Derivative liabilities	503	1,346
Other long-term liabilities	3,155	2,954
Total liabilities	918,967	705,761
Commitments and contingencies (Note 18)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 60,700,090 and 59,891,705 shares issued and outstanding at December 29, 2024 and December 31, 2023, respectively	607	599
Additional paid-in capital	649,045	634,099
Accumulated deficit	(53,822)	(72,747)
Accumulated other comprehensive loss	(441)	(667)
Total equity	595,389	561,284
Total liabilities and equity	$1,514,356	$1,267,045
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	FISCAL YEAR
	2024	2023	2022
Revenues:
Restaurant sales	$1,004,355	$877,092	$719,181
Franchise revenues	11,555	14,459	10,981
Total revenues	1,015,910	891,551	730,162
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	223,097	197,374	172,561
Labor and other related expenses	335,038	294,010	238,257
Other restaurant operating expenses	151,968	134,477	114,476
Occupancy expenses	82,694	68,400	59,919
Pre-opening expenses	10,109	7,173	5,414
General and administrative expenses	113,270	103,121	84,959
Depreciation and amortization	57,715	41,223	34,230
Impairments and loss on disposal of assets	525	1,359	920
Transaction expenses, net	2,587	3,147	2,513
Total operating costs and expenses	977,003	850,284	713,249
Income from operations	38,907	41,267	16,913
Interest expense	(12,640)	(8,063)	(5,232)
Other income, net	1,759	2,871	910
Income before income taxes	28,026	36,075	12,591
Income tax expense	(9,101)	(10,690)	(5,684)
Net income	$18,925	$25,385	$6,907

Net income	$18,925	$25,385	$6,907
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	301	(889)	—
Income tax related to other comprehensive (loss) income	(75)	222	—
Other comprehensive income (loss)	226	(667)	—
Comprehensive income	$19,151	$24,718	$6,907

Net income per common share - basic	$0.31	$0.43	$0.12
Net income per common share - diluted	$0.30	$0.41	$0.11
Weighted average number of common shares outstanding - basic	60,365,393	59,531,404	59,097,512
Weighted average number of common shares outstanding - diluted	62,351,222	61,191,613	60,140,045

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 26, 2021	59,048,446	$590	$608,878	$(105,039)	$—	$504,429
Common stock issued under stock-based compensation plans, net	162,573	2	1,423	—	—	1,425
Net income	—	—	—	6,907	—	6,907
Stock-based compensation	—	—	10,374	—	—	10,374
Balance at December 25, 2022	59,211,019	$592	$620,675	$(98,132)	$—	$523,135
Common stock issued under stock-based compensation plans, net	680,686	7	5,820	—	—	5,827
Net income	—	—	—	25,385	—	25,385
Stock-based compensation	—	—	7,604	—	—	7,604
Other comprehensive loss, net of tax	—	—	—	—	(667)	(667)
Balance at December 31, 2023	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284
Common stock issued under stock-based compensation plans, net	808,385	8	6,421	—	—	6,429
Net income	—	—	—	18,925	—	18,925
Stock-based compensation	—	—	8,525	—	—	8,525
Other comprehensive income, net of tax	—	—	—	—	226	226
Balance at December 29, 2024	60,700,090	$607	$649,045	$(53,822)	$(441)	$595,389

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2024	2023	2022
Cash flows from operating activities:
Net income	$18,925	$25,385	$6,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,715	41,223	34,230
Stock-based compensation	8,525	7,604	10,374
Non-cash operating lease costs	26,584	19,595	16,122
Non-cash portion of gain on lease modifications	(5)	(123)	(83)
Deferred income taxes	6,823	8,315	4,677
Amortization of debt discount and deferred issuance costs	567	452	445
Non-cash loss on extinguishments and modifications of debt	358	—	—
Impairments and loss on disposal of assets	525	1,359	920
Gain on insurance proceeds	(34)	(1,198)	(219)
Changes in assets and liabilities:
Accounts receivable	(1,703)	632	(1,714)
Inventory	(508)	(62)	(1,005)
Prepaid expenses	509	(1,671)	(123)
Other assets, current and long-term	111	(2,342)	1,072
Accounts payable	637	(1,301)	(3,470)
Accrued liabilities and other long-term liabilities	2,648	6,082	4,739
Accrued compensation and deferred payroll taxes, current and long-term	(467)	3,812	(3,297)
Deferred revenues, current and long-term	(136)	(657)	719
Operating lease liabilities	(5,142)	(11,399)	(7,048)
Other liabilities	(259)	(368)	(309)
Net cash provided by operating activities	115,673	95,338	62,937
Cash flows from investing activities:
Capital expenditures	(127,949)	(84,527)	(62,219)
Business acquisitions, net of cash acquired	(78,638)	(39,880)	—
Purchase of intangible assets	(100)	(161)	(1,111)
Insurance proceeds	34	1,198	219
Net cash used in investing activities	(206,653)	(123,370)	(63,111)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)

	FISCAL YEAR
	2024	2023	2022
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	$22,500	$30,000	$—
Repayments of long-term debt, including finance lease liabilities	(96,793)	(6,183)	(2,389)
Proceeds from exercise of stock options, net of employee taxes paid	6,429	5,827	1,425
Repayments of note payable	—	(1,376)	(2,868)
Note payable borrowing	—	—	1,892
Proceeds from issuance of long-term debt	197,500	—	—
Repayments of borrowings on revolving credit facility	(52,500)	—	—
Contingent consideration payment	(375)	(198)	(78)
Payment of debt discount and deferred issuance costs	(2,430)	—	—
Net cash provided by (used in) financing activities	74,331	28,070	(2,018)
Net (decrease) increase in cash and cash equivalents and restricted cash	(16,649)	38	(2,192)
Cash and cash equivalents and restricted cash:
Beginning of period	49,961	49,923	52,115
End of period	$33,312	$49,961	$49,923

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$12,328	$8,725	$3,368
Cash paid for income taxes, net of refunds	$3,108	$1,952	$915

Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities(1)	$129,105	$88,819	$45,979
Leased assets obtained in exchange for new finance lease liabilities	$2,143	$249	$127
Remeasurements and terminations of operating lease assets and lease liabilities	$5,797	$(898)	$(2,563)
Remeasurements and terminations of finance lease assets and lease liabilities	$86	$(48)	$(197)
Increase in liabilities from acquisition of property, fixtures and equipment	$2,825	$7,036	$2,463

(1) Leased assets and liabilities obtained in Fiscal 2024 and 2023 include $28.1 million and $24.0 million from business acquisitions.

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
The Company operates restaurants through its wholly owned subsidiary, First Watch Restaurants, Inc., and is a franchisor through its wholly owned subsidiary, First Watch Franchise Development Co. As of December 29, 2024 and December 31, 2023, the Company operated 489 company-owned restaurants and 425 company-owned restaurants, respectively, and had 83 franchise-owned restaurants and 99 franchise-owned restaurants, respectively.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The fiscal years ended December 29, 2024 (“Fiscal 2024”), December 31, 2023 (“Fiscal 2023”) and December 25, 2022 (“Fiscal 2022”) contained 52 weeks, 53 weeks and 52 weeks, respectively. The accompanying consolidated financial statements of the Company have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, approximate their fair values due to their short-term maturities.
Interest Rate Swaps
Interest rate swaps are used as an element of the Company’s interest rate risk management strategy. The intent of these instruments is to reduce cash flow exposure to variability in expected future interest rates on the Company’s debt. Management has elected to designate and qualify the interest rate swaps as cash flow hedges. As such, the instruments are recorded on the balance sheet at fair value. Thereafter, gains or losses on the instruments are recognized in equity as changes to Other Comprehensive Income (Loss) and subsequently reclassified into earnings at the time of the Company’s debt-interest payments. The Company has elected to record cash flows from interest rate swaps within operating activities, the same category as the items being hedged, in its Consolidated Statements of Cash Flows.
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
Accounts Receivable
Accounts receivable consist primarily of receivables from franchisees, receivables from third-party delivery providers, receivables from gift card sales and vendor rebates. The Company believes all amounts to be collectible based on a variety of factors it evaluates, including historical experience, current economic conditions and other factors. Accordingly, no allowance for credit losses or doubtful accounts has been recorded as of December 29, 2024 and December 31, 2023.
Inventory
Inventory consists primarily of food and beverage costs and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Adjustments are not deemed necessary to reduce inventory to net realizable value due to the rapid turnover and utilization of inventory.
Leases
The Company’s restaurant facilities, corporate offices and certain restaurant equipment are leased under various agreements having initial terms expiring between 2025 and 2040. Restaurant facility leases generally have renewal periods of five to 20 years, exercisable at the option of the Company. At the commencement of each lease, an evaluation is performed to determine whether (i) the contract involves the use of property or equipment, (ii) the Company controls the use of the asset and (iii) the Company has the right to direct the use of the asset. Management determines the classification of lease contracts as operating or finance leases. The majority of the Company’s real estate leases are classified as operating leases and the majority of the Company’s equipment leases are classified as finance leases.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For operating leases with lease terms greater than 12 months, a lease liability is recognized for future fixed lease payments and a corresponding right-of-use asset is recognized representing the Company’s right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term using the Company’s incremental borrowing rate as there are no implicit rates provided in the lease contracts. The Company’s incremental borrowing rate is based on a market yield implied by the Company’s outstanding secured term loan interpolated for various maturities using the Company’s synthetic credit rating, which was determined using a regression analysis of rated publicly-traded comparable companies and their financial data. Occupancy expense, which includes the effects of free rent periods and rent escalation clauses within certain of the Company’s leases, is recognized on a straight-line basis over the lease term. Tenant improvement allowances are amortized on a straight-line basis over the term of the lease as a reduction of lease expense. The lease term, which commences on the date the Company has the right to control the use of the property, includes the Company’s options to extend the lease to the extent it is reasonably certain that the renewal options will be exercised.
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
Direct internal costs associated with the acquisition, development, design and construction of company-owned restaurants are capitalized as these costs have a future benefit to the Company. Once a restaurant opens, these costs are depreciated and recorded in Depreciation and amortization. Direct internal costs of $1.2 million and $1.0 million were capitalized in Fiscal 2024 and Fiscal 2023, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Management performed a qualitative annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter of Fiscal 2024 and Fiscal 2023 and concluded that impairment of both goodwill and indefinite-lived intangible assets was not more likely than not. As a result, a quantitative assessment was not required.
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
When evaluating the carrying amount for recoverability, the total future undiscounted net cash flows expected to be generated by the asset are compared to the carrying amount. If the total future undiscounted net cash flows are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model using unobservable inputs that fall within Level 3 of the fair value hierarchy. No impairment loss was recorded for definite-lived intangible assets in Fiscal 2024, Fiscal 2023 and Fiscal 2022.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Reserves
The Company is self-insured for employee group health claims and Ohio workers’ compensation. The Company also carries retention levels and per-claim deductibles associated with other workers’ compensation and general liability insurance programs. Stop loss coverage is maintained with third-party insurers to limit loss exposure.
We record liabilities for unresolved and incurred but not reported claims at the anticipated cost below applicable retention levels or per-claim deductible amounts. Insurance reserve liabilities are established at the balance sheet date using actuarial assumptions and historical data including the frequency and severity of claims. The establishment of the reserves utilizing estimates and assumptions is based, in part, on the premise that historical claims experience is indicative of current and future expected activity, which could differ significantly. If actual results are not consistent with our estimates or assumptions, the Company may be exposed to losses or gains that could be material.
Estimated unpaid claims and other insurance liabilities of $3.9 million and $2.3 million were recorded in the accompanying Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023, respectively.
Revenue Recognition
Revenues from food and beverage sales are reported, net of discounts and taxes. For in-restaurant dining and take-out sales, revenues are recognized when payment is tendered. For delivery sales made through the Company’s mobile application and website, the Company controls the delivery services and recognizes revenue, including delivery fees, when the delivery partner transfers the food and beverage to the customer. With respect to sales made through delivery partners’ mobile applications or websites, the Company recognizes revenue, excluding delivery fees collected by the delivery partner, when control of the food and beverage is transferred to the delivery partner. Payment is received from the delivery partner subsequent to the transfer of food and beverage and the payment terms are short-term.
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
Gift cards are sold at restaurants and certain retail venues. Deferred revenues include liabilities established for the value of the gift cards when sold. Revenue is recognized from gift card sales upon redemption by the customer. Management estimates the amount of gift cards for which the likelihood of redemption is remote, referred to as “breakage,” using historical gift card redemption patterns. The estimated breakage is recognized over the expected period of redemption as the remaining gift card values are redeemed, which is generally over a period of two years. Utilizing this method, Management estimates both the breakage and the time period of redemption. If actual redemption patterns vary from these estimates, actual gift card breakage income may differ from the amounts recorded. Estimates of the redemption period and breakage rate applied are updated periodically. Gift card liabilities are included in Deferred revenues.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration Received from Vendors
The Company receives consideration from certain vendors for volume rebates and allowances. The Company accounts for consideration from a vendor as a reduction of the purchase price of the goods or services acquired from the vendor.
Advertising Costs
Advertising costs are recognized as incurred or, in the case of advertisements, when the advertisement occurs. Advertising costs were $8.5 million, $7.2 million and $6.4 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively, and are included in General and administrative expenses, Other restaurant operating expenses and Pre-opening expenses.
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
Stock-Based Compensation
Stock-based compensation is recognized in General and administrative expenses based on the fair value of the stock-based awards on the date of grant. The fair value of performance-based awards is recognized as expense when the achievement of the performance condition is probable. Stock-based compensation expense for time-based awards is expensed over the requisite service period.
The fair value of restricted stock units (“RSU”) is determined by the market price of the Company’s stock on the date the RSU is granted. The fair value of stock option awards is determined using the Black-Scholes option pricing model. Determining the fair value of stock option awards at the grant date requires judgment, including estimating the expected term that the stock option awards will be outstanding prior to exercise, volatility, dividend yield and risk-free interest rate. The assumptions underlying these valuations represented Management’s best estimate, which involved inherent uncertainties and the application of Management’s judgment. As a result, if Management had used significantly different assumptions or estimates, the fair value of stock option awards and stock-based compensation expense could have been materially different.
Stock option exercises and restricted stock unit vesting is settled with authorized but unissued shares of the Company’s common stock. Forfeitures of stock-based awards are recognized as they occur.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The new guidance requires that a public entity disclose, on an annual and interim basis, disaggregated expense information that is regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosures are also required for public entities that have a single reporting segment. The Company adopted ASU No, 2023-07 on December 29, 2024. See Note 19, Segment Information, for further detail.
New Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which establishes new disclosure requirements related to purchases of inventory, employee compensation, selling expenses, depreciation and intangible amortization. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this new standard.
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact to the Company.
3. Business Acquisitions
During Fiscal 2024, the Company acquired substantially all the assets associated with 22 franchise operated First Watch restaurants. The purchase price was allocated to the fair value of assets acquired and liabilities assumed, which are based on preliminary valuations and are subject to adjustment as additional information is available.
The details of each acquisition are as follows:

	DATE OF ACQUISITION
(dollars in thousands)	JANUARY 22, 2024	APRIL 15, 2024
Number of acquired restaurants	1	21
Number of acquired restaurants under development	—	—
Purchase price (cash)	$3,002	$75,119
Transaction costs incurred	$211	$1,328
Deferred franchise fees recognized as a result of termination of pre-existing franchise agreement	$30	$383
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1	$32
Inventory	$15	$213
Other assets	$1	$133
Property, fixtures and equipment	$1,391	$16,511
Reacquired rights	$498	$21,459
Goodwill	$1,097	$37,585
Operating right-of-use assets, net of lease positions and prepaid rent	$1,251	$26,199
Operating lease liabilities	$(1,247)	$(26,853)
Deferred revenues - gift card liabilities assumed	$(5)	$(160)

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During Fiscal 2023, the Company acquired substantially all the assets associated with 23 franchise operated First Watch restaurants. The details of each acquisition are as follows:

	DATE OF ACQUISITION
(dollars in thousands)	MAY 1, 2023	JUNE 26, 2023	AUGUST 9, 2023	NOVEMBER 13, 2023
Number of acquired restaurants	6	5	6	6
Number of acquired restaurants under development	—	—	1	—
Purchase price (cash)	$8,177	$8,651	$14,129	$9,568
Transaction costs incurred	$362	$352	$400	$327
Deferred franchise fees recognized as a result of termination of pre-existing franchise agreement	$78	$123	$200	$206
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$9	$6	$16	$9
Inventory	$57	$62	$102	$70
Prepaid rent and other assets	$67	$26	$89	$51
Property, fixtures and equipment	$1,840	$3,783	$6,364	$5,185
Reacquired rights	$1,342	$2,304	$4,358	$1,405
Goodwill (primarily expected synergies and assembled workforce; tax deductible)	$5,272	$2,667	$3,888	$2,837
Operating right-of-use assets, net of lease positions and prepaid rent	$3,088	$5,199	$8,432	$6,418
Operating lease liabilities	$(3,418)	$(5,269)	$(8,962)	$(6,388)
Accounts payable	$—	$—	$(35)	$—
Deferred tax liability	—	$—	$(72)	$—
Deferred revenues - gift card liabilities assumed	$(80)	$(127)	$(51)	$(19)
4.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Deferred revenues:
Deferred gift card revenue	$5,385	$5,224
Deferred franchise fee revenue - current	238	275
Total current deferred revenues	$5,623	$5,499
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,691	$1,786
Changes in deferred gift card contract liabilities were as follows:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Deferred gift card revenue:
Balance, beginning of period	$5,224	$4,897	$4,410
Gift card sales	11,492	12,329	9,627
Gift card redemptions	(10,230)	(11,198)	(8,225)
Gift card breakage	(1,266)	(1,081)	(915)
Gift card liabilities assumed through acquisitions	165	277	—
Balance, end of period	$5,385	$5,224	$4,897
Gift cards are combined in one pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in deferred franchise fee contract liabilities were as follows:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Deferred franchise fee revenue:
Balance, beginning of period	$2,061	$2,768	$2,536
Cash received	559	288	530
Franchise revenues recognized	(278)	(388)	(298)
Business combinations - franchise revenues recognized	(413)	(607)	—
Balance, end of period	$1,929	$2,061	$2,768
Revenues recognized disaggregated by type were as follows:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Restaurant sales:
In-restaurant dining sales	$829,048	$716,960	$571,048
Third-party delivery sales	97,444	91,433	82,049
Take-out sales	77,863	68,699	66,084
Total restaurant sales	$1,004,355	$877,092	$719,181

Franchise revenues:
Royalty and system fund contributions	$10,864	$13,464	$10,683
Initial fees	278	388	298
Business combinations - revenues recognized	413	607	—
Total franchise revenues	$11,555	$14,459	$10,981
Total revenues	$1,015,910	$891,551	$730,162
Deferred revenues as of December 29, 2024 are expected to be recognized as follows:

FISCAL YEAR	(in thousands)
2025	$5,623
2026	$287
2027	$258
2028	$236
2029	$199
Thereafter	$711
5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Receivables from third-party delivery providers	$1,445	$1,559
Receivables from franchisees	987	1,390
Receivables from vendors	1,657	873
Receivables related to gift card sales	1,683	1,585
Other receivables	1,463	125
Total accounts receivable	$7,235	$5,532

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    Goodwill
The changes in the carrying value of goodwill were as follows:

(in thousands)
Balance as of December 25, 2022	$345,219
Additions - acquisitions	14,664
Balance as of December 31, 2023	359,883
Additions - acquisitions	38,682
Balance as of December 29, 2024	$398,565
7.    Intangible Assets, Net
Intangible assets, net consisted of the following:

		DECEMBER 29, 2024
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$139,202	$—	$139,202
Franchise rights	7 years	40,771	(12,377)	28,394
		$179,973	$(12,377)	$167,596

		DECEMBER 31, 2023
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$139,103	$—	$139,103
Franchise rights	8 years	18,813	(6,730)	12,083
		$157,916	$(6,730)	$151,186
Total amortization expense related to definite-lived intangible assets was $5.6 million, $1.5 million and $1.0 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
Estimated future amortization of definite-lived intangible assets as of December 29, 2024 is as follows:

FISCAL YEAR	(in thousands)
2025	$6,549
2026	$6,169
2027	$5,606
2028	$4,766
2029	$3,103
Thereafter	$2,201

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Property, Fixtures and Equipment
Property, fixtures and equipment, net consisted of the following:

(in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Building and land improvements	$1,354	$1,354
Leased land asset	1,190	1,190
Leasehold improvements	324,389	240,976
Furniture, fixtures and equipment (including capitalized software)	223,137	179,965
Financing lease assets	5,312	3,144
Vehicles	460	460
Total property, fixtures and equipment	555,842	427,089
Accumulated depreciation	(229,227)	(181,481)
Construction-in-progress	34,779	17,474
Total property, fixtures and equipment, net	$361,394	$263,082
Depreciation expense was $52.1 million, $39.7 million and $33.3 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
In Fiscal 2024 and Fiscal 2022, there were no impairment losses recorded. In Fiscal 2023, the Company recognized impairment losses of $0.5 million which primarily related to the long-lived assets of two company-owned restaurants due to their approved closures.
Loss on disposals of assets of $0.5 million, $0.8 million and $0.9 million were recognized in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively, primarily related to the write-off of assets retired as a result of the replacement of assets or restaurant closures.
As of December 29, 2024 and December 31, 2023, Property, fixtures and equipment, net included $1.2 million in land related to sale and leaseback transactions accounted for as financing obligations.
9.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Construction liabilities	$16,769	$13,944
Sales tax	7,919	6,163
Self-insurance, general liability and workers’ compensation reserves	2,521	1,593
Utilities	2,156	1,657
Credit card fees	1,973	1,706
Contingent rent	1,058	1,160
Property tax	830	922
Common area maintenance	618	749
Interest payable	267	401
Other	5,496	7,335
Total accrued liabilities	$39,607	$35,630

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Debt
Long-term debt, net consisted of the following:

	DECEMBER 29, 2024		DECEMBER 31, 2023
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$98,125	6.93%	$92,500	7.70%
Delayed Draw Term Facility	95,672	6.93%	—
Revolving Credit Facility	—		30,000	7.72%
Finance lease liabilities	2,766		1,076
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,342)		(1,231)
Total Debt, net	198,271		125,395
Less: Current portion of long-term debt	(9,228)		(5,628)
Long-term debt, net	$189,043		$119,767
Credit Facilities
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement, dated October 6, 2021 (“Credit Agreement”), which provided for (i) a $100.0 million term loan A facility (the “Term Facility”) and (ii) a $75.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Credit Facility”).
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
As of December 29, 2024, borrowings under the Credit Facility, as amended, bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. In addition, an unused commitment fee of between 37.5 and 50 basis points is paid on the undrawn commitments under the New Revolving Credit Facility and New Delayed Draw Term Facility, also depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 11, Interest Rate Swaps, for information about the variable-to-fixed interest rate swap agreements entered in June 2023 and May 2024.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Loans drawn under the New Delayed Draw Term Facility amortize at the same rate per annum applicable to loans under the New Term Facility. The New Term Facility and New Delayed Draw Term Facility are subject to amortization of principal, payable in quarterly installments equal to (i) 1.9% of the original principal amount of the term loans in Fiscal 2024, (ii) 4.4% of the original principal amount of the term loans in the fiscal year ending December 28, 2025, (iii) 5.0% of the original principal amount of the term loans in the fiscal year ending December 27, 2026, (iv) 6.9% of the original principal amount of the term loans in the fiscal year ending December 26, 2027 and (v) 9.4% of the original principal amount of the term loans in the fiscal year ending December 31, 2028. The remaining principal amount outstanding is payable at maturity. The New Term Facility, New Delayed Draw Term Facility and New Revolving Credit Facility mature on January 5, 2029.
Principal payments due on the outstanding debt, excluding finance lease liabilities and financing obligations, as of December 29, 2024 are as follows:

FISCAL YEAR	(in thousands)
2025	8,641
2026	9,875
2027	13,578
2028	18,516
2029	143,187
$193,797
Interest Expense
The following table summarizes our interest expense:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Interest expense	$(14,257)	$(8,063)	$(5,232)
Capitalized interest	$1,617	$—	$—
Total interest expense, net	$(12,640)	$(8,063)	$(5,232)
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the periods indicated:

	DECEMBER 29, 2024		DECEMBER 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facility	$98,125	$97,933	$92,500	$92,201
Delayed Draw Term Facility	$95,672	$95,484	$—	$—
Revolving Credit Facility	$—	$—	$30,000	$29,897
Letter of Credit
The Company utilizes standby letters of credit to satisfy workers’ compensation and general liability insurance requirements. The contract amount of the letters of credit approximates fair value. As of December 29, 2024 and December 31, 2023, the open letters of credit totaled approximately $1.7 million and $1.1 million, respectively, and there were no draws against the letters of credit. The Company pays participation fees for the letters of credit based on a varying percentage of the amount not drawn.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Under the Credit Agreement, FWR (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with covenants under the Credit Agreement as of December 29, 2024 and December 31, 2023.
11. Interest Rate Swaps
On June 23, 2023, the Company entered into variable-to-fixed interest rate swaps to hedge a portion of the cash flows of the Company’s variable rate debt. The interest rate swaps have an aggregate notional amount of $90.0 million and mature on October 6, 2026. Under the terms of the interest rate swaps, the Company pays a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month SOFR rate.
On May 17, 2024, the Company entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $60.0 million and mature on June 30, 2027. Under the terms of the interest rate swaps, the Company pays a weighted average fixed rate of 4.42% on the notional amount and will receive payments from the counterparties based on the three-month SOFR rate.
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
Amounts reported in Other comprehensive income (loss) related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the fiscal years ended December 29, 2024 and December 31, 2023, a total of $1.0 million and $0.5 million was reclassified from Other comprehensive income (loss) as a reduction to interest expense, respectively. Over the next 12 months, the Company estimates that $0.2 million will be reclassified as an increase to interest expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	DECEMBER 29, 2024	DECEMBER 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$527,674	$420,001
Finance lease assets	Property, fixtures and equipment, net	2,724	1,033
Total lease assets		$530,398	$421,034

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	55,704	40,281
Operating lease liabilities - non-current	Operating lease liabilities	555,576	441,290
Finance lease liabilities - current	Current portion of long-term debt	587	628
Finance lease liabilities - non-current	Long-term debt, net	2,179	448
Total lease liabilities		$614,046	$482,647
_____________
(1) Excludes all variable lease expense.
The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income (Loss) Classification	FISCAL YEAR
		2024	2023	2022
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$69,908	$56,129	$49,620
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	19,249	17,158	14,642
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	539	507	521
Interest on lease liabilities	Interest expense	64	92	130
Total lease expense (1)		$89,760	$73,886	$64,913
_____________
(1) Includes contingent rent expense of $1.8 million and $2.1 million and $1.6 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Supplemental cash flow information related to leases was as follows:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$48,467	$47,930	$39,546
Operating cash flows - finance leases	$64	$92	$130
Financing cash flows - finance leases	$590	$558	$514

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental information related to leases was as follows:

	FISCAL YEAR
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	13.3	13.8
Finance leases	15.0	2.8
Weighted-average discount rate (1)
Operating leases	7.7%	8.3%
Finance leases	6.2%	6.9%
____________
(1) Based on the Company’s incremental borrowing rate.

As of December 29, 2024, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)	OPERATING LEASES	FINANCE LEASES
FISCAL YEAR
2025	$57,876	$603
2026	75,245	(861)
2027	75,376	378
2028	74,728	365
2029	74,392	343
Thereafter	656,547	4,477
Total future minimum lease payments (1)	1,014,164	5,305
Less: imputed interest	(402,884)	(2,539)
Total present value of lease liabilities	$611,280	$2,766
_____________
(1) Excludes approximately $116.1 million of executed operating leases that have not commenced as of December 29, 2024.
Sale-Leaseback Transactions
In 2015, Management entered into an agreement relating to the sale and leaseback of the land for use in restaurant operations and received cash proceeds of $3.1 million. As the Company had continuing involvement with the property, the sale of the land did not qualify for sale accounting. As a result, the cash proceeds were recorded as a financing obligation. The balance of the financing obligation was $3.1 million as of December 29, 2024 and December 31, 2023.
13. Transaction Expenses (Income), Net
Transaction expenses (income), net consisted of the following:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Acquisition-related costs	1,595	$2,062	$—
Secondary offering costs	$1,259	1,031	1,957
Credit Agreement modification	268	127	—
Contingent consideration liability revaluation	(612)	—	165
(Gain) Loss, net on restaurant closures/relocations	13	(73)	391
Other	64	—	—
Total transaction expenses (income), net	$2,587	$3,147	$2,513

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During Fiscal 2024 and 2023, $1.6 million and $2.1 million of costs were incurred in connection with the acquisition of certain franchise-owned restaurants, which was partially offset by the gain recognized from the lease modification of one company-owned restaurant in 2024 and one company-owned restaurant in 2023.

During Fiscal 2024 and 2023 $1.3 million and $1.0 million of costs were incurred by the Company in connection with underwritten secondary public offerings of the Company’s common stock by entities affiliated with our majority owner, Advent International L.P., (“Secondary Offerings”). During Fiscal 2022, total costs of $2.0 million were incurred by the Company in connection with Secondary Offerings as well as for the Registration Statement on Form S-3 that allows the Company to sell up to 5,000,000 shares of common stock from time to time in one or more offerings.

The Company revalued the contingent consideration liability initially recognized in connection with the Advent Acquisition (see Note 14, Income Taxes, for additional information) and recorded a gain of $0.6 and a loss of $0.2 million in Fiscal 2024 and Fiscal 2022, respectively. There was no revaluation adjustment recorded for the contingent liability in Fiscal 2023.
14.    Income Taxes
Income tax expense consisted of the following:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Current provision:
Federal	$(326)	$(217)	$—
State	(1,952)	(2,158)	(1,007)
Total current provision	(2,278)	(2,375)	(1,007)
Deferred provision:
Federal	(7,031)	(8,896)	(4,562)
State	208	581	(115)
Total deferred provision	(6,823)	(8,315)	(4,677)
Income tax expense	$(9,101)	$(10,690)	$(5,684)
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	FISCAL YEAR
	2024	2023	2022
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax effect	5.9	5.8	12.5
FICA tip credit	(30.3)	(19.9)	(44.2)
Other tax credits	(0.2)	—	—
Valuation allowance for federal and state	34.1	17.6	46.7
Stock-based compensation	1.8	3.4	4.2
Secondary Offerings - costs	1.0	0.6	3.2
Other permanent items	0.4	0.5	0.6
Rate change	(0.5)	0.6	1.7
Other	(0.7)	—	(0.6)
Total	32.5%	29.6%	45.1%

The effective income tax rate for Fiscal 2024, Fiscal 2023 and Fiscal 2022 was different than the blended federal and state statutory rate mainly due to (i) the change in the valuation allowance on deferred tax assets, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips, (iii) impacts of executive stock-based compensation and (iv) non-deductible costs associated with the Secondary Offerings and the Registration Statement on Form S-3.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of deferred tax assets and liabilities were as follows:

(in thousands)	DECEMBER 29, 2024	DECEMBER 31, 2023
Deferred income tax assets
FICA tip credit	$59,671	$49,946
State tax credits	48	—
Net operating loss	17,462	22,964
Operating lease liabilities	155,540	123,718
Organizational costs	520	477
Interest limitation	416	383
Accrued compensation	2,781	2,758
Deferred revenues	492	522
Stock-based compensation	3,512	3,552
Research expenses	590	393
Interest rate swaps	146	221
Other	1,748	1,272
Valuation allowance	(57,664)	(48,111)
Total deferred income tax assets	185,262	158,095
Deferred income tax liabilities
Operating lease right-of-use assets	(132,054)	(104,810)
Depreciation	(48,303)	(41,583)
Intangible assets	(37,123)	(37,033)
Total deferred income tax liabilities	(217,480)	(183,426)
Net deferred income tax liabilities	$(32,218)	$(25,331)
Tax Carryforwards
The amount and expiration dates of tax carryforwards as of December 29, 2024 are as follows:

(in thousands)	EXPIRATION DATE	AMOUNT
Federal net operating loss carryforwards	Indefinite	$77,780
General business tax credits (carried forward 20 years)	2028 - 2044	$59,842
The Company also has state net operating loss carryforwards of $23.5 million.
Section 382 of the Internal Revenue Code limits the ability of a company to utilize attribute carryforwards if there is a change in ownership of more than 50% of shareholders over a rolling three-year period. The Company experienced an ownership change in March 2024 associated with the Secondary Offerings. Management completed an analysis and concluded that no carryforwards will expire unused due to the application of Section 382.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Valuation Allowance
Based upon an evaluation of the Company's deferred tax assets, Management has recognized a valuation allowance of $57.7 million and $48.1 million as of December 29, 2024 and December 31, 2023, respectively. The valuation allowance primarily relates to the Company’s federal tax credit carryforwards that are not expected to be realized prior to the statutory expiration of the carryforward.
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
Changes in the deferred tax asset valuation allowance were as follows:

(in thousands)
Balance as of December 26, 2021	$(35,863)
Increase	(5,891)
Balance as of December 25, 2022	(41,754)
Increase	(6,357)
Balance as of December 31, 2023	(48,111)
Increase	(9,553)
Balance as of December 29, 2024	$(57,664)
The Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 29, 2024, the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are from the year 2013 and forward.
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
During Fiscal 2024, funds managed by Advent International L.P. sold 6,000,000 and 8,000,000 shares through Secondary Offerings that were completed on March 12, 2024 and November 13, 2024, respectively. The selling stockholders sold an additional 900,000 shares of common stock on March 12, 2024 pursuant to the terms of the underwriter’s option associated with the secondary public offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders.
During Fiscal 2023, funds managed by Advent International L.P. sold 3,500,000 and 3,000,000 shares through Secondary Offerings that were completed on May 18, 2023 and June 13, 2023 respectively. The selling stockholders sold an additional 525,000 and 450,000 shares of common stock on May 18, 2023 and July 3, 2023, respectively, pursuant to the terms of the underwriter’s option associated with each secondary public offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders.
During Fiscal 2022, funds managed by Advent sold 4,500,000 shares of the Company’s common stock through a Secondary Offering. The selling stockholders sold an additional 675,000 shares of common stock on October 6, 2022 pursuant to the terms of the underwriter’s option associated with the Secondary Offering. All net proceeds from the sale of the shares of common stock were distributed to the selling stockholders.
No cash dividends were declared or paid in Fiscal 2024, Fiscal 2023 and Fiscal 2022.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.    Defined Contribution Plan
The Company sponsors a defined contribution 401(k) savings plan (“401(k) Plan”) which requires the Company to match contributions for participants. In Fiscal 2024 and Fiscal 2023, the Company matched 50% of the first 6% of employees’ wages deferred into the 401(k) Plan. In Fiscal 2022, the Company matched of 25% of the first 6% of employees’ wages deferred into the 401(k) Plan. The 401(k) Plan also allows for additional profit-sharing contributions by the Company at the sole discretion of Management. Company contributions vest over a five-year service period. Total expense recognized for the Company’s contributions to the 401(k) Plan was $1.9 million, $1.1 million and $0.6 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
17. Stock-Based Compensation
Equity Plans
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
2021 Equity Plan
The number of common stock reserved for issuance under the 2021 Equity Plan (“Share Reserve”) for Fiscal 2024, Fiscal 2023 and Fiscal 2022 was 6,416,126, 5,218,292 and 4,034,072 respectively.
The number of shares of common stock that may be issued under the 2021 Equity Plan will automatically increase on the first day of each fiscal year, beginning on December 26, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on December 29, 2030, equal to the least of (i) 2.0% of the total number of shares of common stock actually issued and outstanding on the last day of the preceding fiscal year, (ii) a number of shares of common stock determined by the board of directors; and (iii) the number of shares of common stock equal to the Share Reserve. If any award granted under the 2021 Equity Plan is cancelled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2021 Equity Plan and be available for future awards under the 2021 Equity Plan. Shares that are withheld from any award in payment of the exercise, base or purchase price or taxes related to such an award, not issued or delivered as a result of the net settlement of any award, or repurchased by the Company on the open market with the proceeds of a stock option will be deemed to have been delivered and will not be available for future awards under the 2021 Equity Plan.
There were no stock option awards granted under the 2021 Equity Plan during Fiscal 2024 or Fiscal 2023. The non-qualified time-based option awards granted under the 2021 Equity Plan in Fiscal 2022 vest over a three-year requisite service period from the date of grant and expire 10 years after the grant date. Restricted stock units are granted at values equal to the market price of the Company’s common stock on the date of grant. Stock-based compensation expense for awards made under the 2021 Equity Plan is recognized on a straight-line recognition method over the requisite service period.
2017 Equity Plan
The 2017 Equity Plan authorizes stock-based awards to be granted for up to 6,138,240 shares of common stock. The awards granted under the 2017 Equity Plan consisted of non-qualified stock options that generally vest over a five-year requisite service period from the date of grant (the “time-based option awards”), as well as upon the occurrence of certain events and if certain market conditions were achieved, the (“performance-based option awards”). Stock-based compensation expense related to the stock option awards issued under the 2017 Plan is recognized on an accelerated recognition method over the requisite service period. All stock options have an exercisable life of no more than 10 years from the date of grant. No awards were granted under the 2017 Equity Plan during Fiscal 2024, Fiscal 2023 and Fiscal 2022, and the Company does not intend to grant any further awards under the 2017 Equity Plan.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Stock Options
The following table summarizes stock option activity for Fiscal 2024:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 31, 2023	4,347,186	$10.22	$42,965	5.1
Forfeited	(35,211)	$12.82
Exercised	(610,958)	$10.52
Outstanding, December 29, 2024	3,701,017	$10.14	$31,676	4.1

Exercisable, December 29, 2024	3,376,772	$9.90	$29,721	3.8
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market on the last day of the trading period. The total intrinsic value of stock options exercised was $6.6 million, $5.7 million, and $1.1 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the non-vested stock option activity during Fiscal 2024 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 31, 2023	1,234,031	$7.36
Vested	(874,575)	$7.76
Forfeited	(35,211)	$4.82
Nonvested, December 29, 2024	324,245	$6.55
There were no stock options granted during Fiscal 2024 or Fiscal 2023. The weighted average grant date fair value of options granted during Fiscal 2022 was $6.81. The total grant date fair value of stock options that vested during Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $6.8 million, $7.1 million and $7.4 million, respectively.
Fair value of Stock Options
The Black-Scholes valuation model is used to estimate the fair value of stock option awards granted. The assumptions utilized to estimate the grant date fair value of these awards granted in Fiscal 2022 were as follows:

Weighted average expected term (years)	6.5
Weighted average expected volatility	52.4%
Risk-free interest rate	2.6%
Expected dividend yield	—
The Company did not have sufficient historical stock option exercise activity and therefore the expected term of stock options granted in Fiscal 2022 is estimated using the simplified method, which represents the mid-point between the vesting period and the contractual term for each grant. The expected volatility of stock options is based on the historical volatilities of a set of publicly traded peer companies in a similar industry as the Company lacks company-specific historical or implied volatility information. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not have intentions of paying dividends in the foreseeable future.
Restricted Stock Units
The following table summarizes RSU activity for Fiscal 2024:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 31, 2023	521,042	$15.71	$10,473
Granted	475,328	$24.08
Vested	(197,427)	$16.02
Forfeited	(39,222)	$19.54
Outstanding, December 29, 2024	759,721	$20.67	$14,207
Of the 475,328 RSUs granted in Fiscal 2024, 353,683 will vest ratably over a period of three years from the grant date, 50,049 will vest one year from the grant date, and 50% of the remaining 71,596 will vest two years from the grant date and 50% will vest three years from the grant date.
The total intrinsic value of restricted stock units that vested in Fiscal 2024 and Fiscal 2023 was $4.7 million and $0.7 million, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation Expense
Stock-based compensation expense was $8.5 million, $7.6 million and $10.4 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
The total related income tax benefit for stock-based compensation expense was $0.8 million, $0.6 million and $2.1 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
Cash received from stock options exercised was $6.4 million, $5.8 million and $1.4 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. The tax benefit realized from stock option exercises and vesting of restricted stock units was $2.3 million, $1.6 million and $0.3 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
Unrecognized Stock-Based Compensation Expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of December 29, 2024:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$509	0.3
Restricted stock units	$10,647	1.7
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
Unconditional Purchase obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services
(“unconditional purchase obligations”). Future payments of noncancellable unconditional purchase obligations with a remaining term in excess of one year were $11.7 million and $4.8 million as of December 29, 2024 and December 31, 2023, respectively. The majority of these purchase obligations are due within three years, however commitments with various vendors extend through 2029. The Company’s unconditional purchase obligations primarily consist of payments for subscriptions, technology, restaurant level services, and marketing-related platforms.

In July 2022, Management entered into an agreement with a vendor to purchase product. The agreement will remain in effect through the later of (i) the purchase of 585,940 gallons of product or (ii) 5 years from the effective date of the agreement. The remaining minimum purchase commitment as of December 29, 2024 was approximately $5.3 million.
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of December 29, 2024. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.
Unclaimed Property
The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unredeemed gift card balances. In 2023, the Company expensed $0.8 million in General and administrative expenses associated with the State of Delaware Abandoned or Unclaimed Properly Voluntary Disclosure Program, into which the Company had applied and been accepted in 2022. In the second quarter of 2024, $0.7 million of the previously accrued amount was paid to the State of Delaware in resolution of escheat matters arising from unclaimed gift card balances. The Company believes any additional payments to the State of Delaware to resolve the remaining escheat matters will not be significant.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Management believes the Company is not currently required to remit any amounts relating to future unredeemed gift cards to states as the Company’s subsidiary that is the issuer of our gift cards was re-domiciled in Florida, which exempts gift cards from the abandoned and unclaimed property laws.
19.    Segment Information
Management determined the Company’s single operating segment on the basis that the Company’s Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, assesses performance and allocates resources at the Company's consolidated level. The Company’s CODM uses consolidated net income to evaluate performance and make key operating decisions, such as investments in our long-term growth strategy. This measure is also used to monitor budget against actual results.
Segment accounting policies are consistent with those described in Note 2, Summary of Significant Accounting Policies. Revenue is derived from sales of food and beverage, net discounts, by our restaurants as well as franchise royalty, system fund and initial franchise fees. The measure of total assets for the reporting segment is reported on the consolidated balance sheets as total assets. The measure of capital expenditures for the reporting segment is reported on the consolidated statements of cash flows as total capital expenditures.
The following table details consolidated net income for the segment for the periods indicated:

	FISCAL YEAR
(in thousands)	2024	2023	2022
Total revenues	$1,015,910	$891,551	$730,162
Less:
Food and beverage costs	223,097	197,374	172,561
Labor and other related expenses	335,038	294,010	238,257
Other restaurant operating expenses	151,968	134,477	114,476
Occupancy expenses	82,694	68,400	59,919
Pre-opening expenses	10,109	7,173	5,414
Stock-based compensation	8,525	7,604	10,374
General and administrative expenses(1)	104,745	95,517	74,585
Depreciation and amortization	57,715	41,223	34,230
Other segment items(2)	3,112	4,506	3,433
Interest expense	12,640	8,063	5,232
Other income, net	(1,759)	(2,871)	(910)
Income tax expense	9,101	10,690	5,684
Net income	$18,925	$25,385	$6,907
(1) General and administrative expenses excludes stock-based compensation presented separately.
(2) Other segment items included in segment net income primarily includes transaction expenses, and impairments and loss on disposal of assets.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	FISCAL YEAR
(in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net income	$18,925	$25,385	$6,907
Denominator:
Weighted average common shares outstanding - basic	60,365,393	59,531,404	59,097,512
Weighted average common shares outstanding - diluted	62,351,222	61,191,613	60,140,045
Net income per common share - basic	$0.31	$0.43	$0.12
Net income per common share - diluted	$0.30	$0.41	$0.11
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	12,552	13,656	1,787,517
Restricted stock units outstanding not included in diluted net income per common share as their effect is anti-dilutive	336,410	355	—
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for preferred stock using the two-class method, as well as for stock options and restricted stock units outstanding and unvested as of the respective periods using the treasury method.
21.    Condensed Financial Information of Registrant (Parent Company Only)
FIRST WATCH RESTAURANT GROUP, INC.
(PARENT COMPANY ONLY)
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 29, 2024	DECEMBER 31, 2023
Assets
Investment in subsidiaries	$595,389	$561,284

Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	$—	$—
Common stock; $0.01 par value; 300,000,000 shares authorized; 60,700,090 and 59,891,705 shares issued and outstanding at December 29, 2024 and December 31, 2023, respectively	607	599
Additional paid-in capital	649,045	634,099
Accumulated deficit	(53,822)	(72,747)
Accumulated other comprehensive loss	(441)	(667)
Total equity attributable to First Watch Restaurant Group, Inc.	$595,389	$561,284

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	FISCAL YEAR
	2024	2023	2022
Equity in net income of subsidiaries
Net income and comprehensive income	$19,151	$24,718	$6,907
Net income per common share attributable to First Watch Restaurant Group, Inc. - basic	$0.31	$0.43	$0.12
Net income per common share attributable to First Watch Restaurant Group, Inc. - diluted	$0.30	$0.41	$0.11
Weighted average number of common shares outstanding - basic	60,365,393	59,531,404	59,097,512
Weighted average number of common shares outstanding - diluted	62,351,222	61,191,613	60,140,045
Statements of cash flows have not been presented as First Watch Restaurant Group, Inc. did not have any cash as of, or for Fiscal 2024, Fiscal 2023 and Fiscal 2022.
Basis of Presentation
The Company is a holding company without any operations of its own (the “Parent Company”). Pursuant to the terms of the Credit Agreement discussed in Note 10, Debt, the Company and certain subsidiaries of the Company have restrictions on their ability to, among other things, (i) incur additional indebtedness, pay dividends or make certain intercompany loans and advances, and (ii) exceed a maximum total rent adjusted net leverage ratio or fall below a minimum fixed charge coverage ratio. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company’s consolidated net assets as of December 29, 2024 and December 31, 2023.
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
22.    Subsequent Events
Business Acquisitions
On November 8, 2024, the Company executed an asset purchase agreement to acquire 16 restaurants from a franchisee, together with other associated assets, including, but not limited to, franchise and development rights for cash of approximately $49.0 million.
On February 12, 2025, the Company executed an asset purchase agreement to acquire 3 restaurants from a franchisee, together with other associated assets, including, but not limited to, franchise and development rights for cash of approximately $7.0 million.
The closing dates of the purchases are subject to the satisfaction of certain customary closing conditions set forth in the respective asset purchase agreements.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2024, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Based on Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024 based on the COSO framework, Management has determined that the Company’s internal control over financial reporting as of December 29, 2024 was not effective due to the material weaknesses discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements may not be prevented or detected on a timely basis.
We did not design and maintain an effective internal control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting and the reporting requirements of a public company. Additionally, we did not formally delegate authority or establish appropriate segregation of duties in our finance and accounting functions. As a result, we did not perform an effective risk assessment nor did we design and maintain internal controls in response to the risks of material misstatement. These material weaknesses contributed to additional material weaknesses as we did not design and maintain effective controls over the period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, and the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements. These material weaknesses resulted in adjustments to accruals and within the statement of cash flows in our fiscal 2018 consolidated financial statements, which were recorded prior to the issuance of our fiscal 2018 consolidated financial statements; adjustments to the income tax benefit, deferred taxes, goodwill, and liabilities in our fiscal 2018 consolidated financial statements, which were recorded prior to issuance and in immaterial adjustments to the income tax benefit and deferred taxes and related disclosures in the fiscal 2017 and 2019 consolidated financial statements, which were corrected in the fiscal 2019 and 2020 consolidated financial statements, respectively. Additionally, each of the aforementioned material weaknesses could result in a misstatement of the consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the JOBS Act.
Remediation Efforts and Status of Remaining Material Weaknesses
We continue to implement measures designed to improve the Company’s internal control over financial reporting to address and remediate the previously identified material weaknesses. To date, such measures include the following:
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
•Established various policies, including a formal delegation of authority policy defining the protocols for reviewing and authorizing commitments, contracts, invoices, and transactions as well as an account reconciliation policy that provides the framework to ensure the performance of consistent procedures in reconciling general ledger balances to supporting documentation.
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
While the material weaknesses have not been remediated as of December 29, 2024, Management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and Management has concluded, through testing, that these controls are designed and operating effectively.
Remediation of Previously Identified Material Weakness
As previously disclosed in our December 31, 2023 Annual Report on Form 10-K, Management identified a material weakness in accounting for income taxes related to the recording of deferred income taxes and the assessment of the realization of deferred tax assets.
The Company completed the following measures to remediate the previously identified material weakness related to accounting for income taxes:
•Staffed our internal tax department with the appropriate tax technical and public company expertise in accounting for income taxes.
•Designed and implemented key controls, and enhanced the design of existing controls, for the interim and year-end income tax provision processes.
•Increased the frequency of detailed income tax provision reviews from annually to quarterly.
•Enhanced the process for sourcing and validating data used in the preparation of the provision for income taxes to ensure completeness and accuracy.
•Implemented an interactive work management and collaboration tool that facilitates Management’s provision review steps and maintains the appropriate evidence of review.
As a result of these measures and based on testing of the design and operating effectiveness of the newly designed and enhanced controls, Management concluded the controls have been in place and have operated effectively for a sufficient period of time to demonstrate the material weakness related to accounting for income taxes has been remediated as of December 29, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 29, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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
The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1: Director Election Proposal,” “Information Regarding the board of directors and Corporate Governance,” “Executive Officers,” and “Insider Trading Policies and Procedures” in our definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 21, 2025 (the “Proxy Statement”).
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-End,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation,” in the Proxy Statement.
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
3.Exhibits

Exhibit No.	DESCRIPTION	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Amended and Restated Certificate of Incorporation of First Watch Restaurant Group, Inc.	October 6, 2021 Form 8-K, Exhibit 3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of First Watch Restaurant Group, Inc.	Filed herewith
3.3	Amended and Restated Bylaws of First Watch Restaurant Group, Inc.	October 6, 2021 Form 8-K, Exhibit 3.2
4.1	Form of Certificate of Common Stock	September 7, 2021 Form S-1, Exhibit 4.1
4.2	Registration Rights Agreement by and among First Watch Restaurant Group, Inc. and the other parties thereto, dated as of October 1, 2021	March 23, 2022, Form 10-K, Exhibit 4.2
4.3	Description of First Watch Restaurant Group, Inc. Securities	March 23, 2022, Form 10-K, Exhibit 4.3
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
10.2*	Employment Agreement, dated March 9, 2022, by and between First Watch Restaurants, Inc. and Christopher A. Tomasso	March 11, 2022, Form 8-K, Exhibit 10.1
10.3*	Employment Agreement, dated August 21, 2017, by and between First Watch Restaurants, Inc. and Laura Sorensen	September 7, 2021, Form S-1, Exhibit 10.4
10.4*	Letter Agreement, dated February 1, 2021, by and between First Watch Restaurants, Inc. and Kenneth L. Pendery, Jr.	September 7, 2021, Form S-1, Exhibit 10.8
10.5*	Letter Agreement, dated July 12, 2018, by and between First Watch Restaurants, Inc. and Mel Hope	March 23, 2022, Form 10-K, Exhibit 10.7

10.6*	First Watch Restaurant Group, Inc. 2017 Omnibus Equity Incentive Plan (formerly known as the AI Fresh Super Holdco, Inc. 2017 Omnibus Equity Incentive Plan)	September 7, 2021, Form S-1, Exhibit 10.3
10.7*	First Watch Restaurant Group, Inc. 2021 Equity Incentive Plan	March 23, 2022, Form 10-K, Exhibit 10.9
10.8*	Form of 2022 Stock Option Agreement	March 23, 2022, Form 10-K, Exhibit 10.10
10.9*	Form of 2023 Restricted Stock Unit Award Agreement	March 7, 2023, Form 10-K, Exhibit 10.11
10.10*	Form of 2024 Restricted Stock Unit Award Agreement	March 5, 2024, Form 10-K, Exhibit 10.12
10.11*	Form of 2024 Restricted Stock Unit Award Agreement (Special Recognition Grant)	March 5, 2024, Form 10-K, Exhibit 10.13
10.12*	Form of Director and Officer Indemnification Agreement	September 7, 2021, Form S-1, Exhibit 10.7
10.13	Form of Restricted Unit Award Agreement for Directors	March 7, 2023, Form 10-K, Exhibit 10.13
10.14***	Asset Purchase Agreement dated as of January 5, 2024, by and among VIM Holdings, LLC, its owners and affiliates, and First Watch Restaurants, Inc.	January 8, 2024, Form 8-K, Exhibit 2.1
10.15***	Asset Purchase Agreement dated as of November 8, 2024, by and among Good Morning Carolinas, LLC, its owners, and First Watch Restaurants, Inc.	November 12, 2024, Form 8-K, Exhibit 2.1
10.16*	Executive Severance Plan	Filed herewith
19.1	Insider Trading and Regulation FD Policy	Filed herewith
21.1	List of subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	Furnished herewith
97.1	Incentive-Based Compensation Recovery Policy	March 5, 2024, Form 10-K, Exhibit 97.1
101
The financial information from First Watch Restaurant Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed on March 11, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

Signature	Title	Date

/s/ Christopher A. Tomasso	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2025
Christopher A. Tomasso

/s/ Mel Hope	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2025
Mel Hope

/s/ Ralph Alvarez	Director and Chairman of the Board	March 11, 2025
Ralph Alvarez

/s/ Irene Chang Britt	Director	March 11, 2025
Irene Chang Britt

/s/ Michael Fleisher	Director	March 11, 2025
Michael Fleisher

/s/ Tricia Glynn	Director	March 11, 2025
Tricia Glynn

/s/ Charles Jemley	Director	March 11, 2025
Charles Jemley

/s/ William Kussell	Director	March 11, 2025
William Kussell

/s/ Stephanie Lilak	Director	March 11, 2025
Stephanie Lilak

/s/ David Paresky	Director	March 11, 2025
David Paresky

/s/ Jostein Solheim	Director	March 11, 2025
Jostein Solheim