Form 10-Q
period 2025-03-30
First Watch Restaurant Group, Inc.
filed 2025-05-06
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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

The registrant had outstanding 60,993,214 shares of common stock as of May 2, 2025.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed herein, including under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors”, and in our Annual Report on Form 10-K as of and for the year ended December 29, 2024 (“2024 Form 10-K”), including under Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following: our vulnerability to changes in consumer preferences and economic conditions such as inflation and recession; uncertainty regarding the Russia and Ukraine war, Israel-Hamas war and the related impact on macroeconomic conditions, including inflation, as a result of such conflicts or other related events; our vulnerability to changes in economic conditions and consumer preferences; our inability to successfully open new restaurants or establish new markets; our inability to effectively manage our growth; potential negative impacts on sales at our and our franchisees’ restaurants as a result of our opening new restaurants; a decline in visitors to any of the retail centers, lifestyle centers, or entertainment centers where our restaurants are located; lower than expected same-restaurant sales growth; unsuccessful marketing programs and limited time new offerings; changes in the cost of food; unprofitability or closure of new restaurants or lower than previously experienced performance in existing restaurants; our inability to compete effectively for customers; unsuccessful financial performance of our franchisees; our limited control over our franchisees’ operations; our inability to maintain good relationships with our franchisees; conflicts of interest with our franchisees; the geographic concentration of our system-wide restaurant base in the southeast portion of the United States; damage to our reputation and negative publicity; our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media; our limited number of suppliers and distributors for several of our frequently used ingredients and shortages or disruptions in the supply or delivery of such ingredients; information technology system failures or breaches of our network security; our failure to comply with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection; our potential liability with our gift cards under the property laws of some states; our failure to enforce and maintain our trademarks and protect our other intellectual property; litigation with respect to intellectual property assets; our dependence on our executive officers and certain other key employees; our inability to identify, hire, train and retain qualified individuals for our workforce; our failure to obtain or to properly verify the employment eligibility of our employees; our failure to maintain our corporate culture as we grow; unionization activities among our employees; employment and labor law proceedings; labor shortages or increased labor costs or health care costs; risks associated with leasing property subject to long-term and non-cancelable leases; risks related to our sale of alcoholic beverages; costly and complex compliance with federal, state and local laws; changes in accounting principles applicable to us; our vulnerability to natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism; our inability to secure additional capital to support business growth; our level of indebtedness; failure to comply with covenants under our credit facility; and the interests of our largest stockholder may differ from those of public stockholders.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	MARCH 30, 2025	DECEMBER 29, 2024
Assets
Current assets:
Cash and cash equivalents	$18,607	$33,312
Accounts receivable	5,960	7,235
Inventory	6,200	6,117
Prepaid expenses	10,683	7,008
Derivative assets, current	—	20
Other current assets	2,802	2,184
Total current assets	44,252	55,876
Goodwill	398,565	398,565
Intangible assets, net	165,970	167,596
Operating lease right-of-use assets	548,548	527,674
Property, fixtures and equipment, net of accumulated depreciation of $241,905 and $229,227, respectively	383,338	361,394
Other long-term assets	3,465	3,251
Total assets	$1,544,138	$1,514,356
Liabilities and Equity
Current liabilities:
Accounts payable	$7,693	$6,961
Accrued liabilities	40,585	39,607
Accrued compensation	23,097	21,244
Deferred revenues	3,407	5,623
Current portion of operating lease liabilities	56,514	55,704
Current portion of long-term debt	10,292	9,228
Derivative liabilities, current	258	105
Total current liabilities	141,846	138,472
Operating lease liabilities	578,897	555,576
Long-term debt, net	191,521	189,043
Deferred income taxes	30,801	32,218
Derivative liabilities	1,213	503
Other long-term liabilities	3,571	3,155
Total liabilities	947,849	918,967
Commitments and contingencies (Note 12)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 60,974,543 and 60,700,090 shares issued and outstanding at March 30, 2025 and December 29, 2024, respectively	610	607
Additional paid-in capital	651,434	649,045
Accumulated deficit	(54,651)	(53,822)
Accumulated other comprehensive loss	(1,104)	(441)
Total equity	596,289	595,389
Total liabilities and equity	$1,544,138	$1,514,356
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Revenues:
Restaurant sales	$279,591	$239,308
Franchise revenues	2,649	3,141
Total revenues	282,240	242,449
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	66,647	52,184
Labor and other related expenses	96,754	79,735
Other restaurant operating expenses	44,259	36,792
Occupancy expenses	23,149	19,168
Pre-opening expenses	2,660	1,567
General and administrative expenses	30,219	27,658
Depreciation and amortization	16,557	12,271
Impairments and loss on disposal of assets	9	119
Transaction expenses, net	873	669
Total operating costs and expenses	281,127	230,163
Income from operations	1,113	12,286
Interest expense	(3,334)	(2,599)
Other income, net	684	326
(Loss) income before income taxes	(1,537)	10,013
Income tax benefit (expense)	708	(2,799)
Net (loss) income	$(829)	$7,214

Net (loss) income	$(829)	$7,214
Other comprehensive (loss) income
Unrealized (loss) gain on derivatives	(883)	1,238
Income tax related to other comprehensive (loss) income	220	(309)
Comprehensive (loss) income	$(1,492)	$8,143

Net (loss) income per common share - basic	$(0.01)	$0.12
Net (loss) income per common share - diluted	$(0.01)	$0.12
Weighted average number of common shares outstanding - basic	60,767,401	60,012,790
Weighted average number of common shares outstanding - diluted	60,767,401	62,476,379
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284
Net income	—	—	—	7,214	—	7,214
Stock-based compensation	—	—	1,866	—	—	1,866
Common stock issued under stock-based compensation plans, net	480,826	5	3,142	—	—	3,147
Other comprehensive income, net of tax	—	—	—	—	929	929
Balance at March 31, 2024	60,372,531	$604	$639,107	$(65,533)	$262	$574,440

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 29, 2024	60,700,090	$607	$649,045	$(53,822)	$(441)	$595,389
Net loss	—	—	—	(829)	—	(829)
Stock-based compensation	—	—	2,259	—	—	2,259
Common stock issued under stock-based compensation plans, net	274,453	3	130	—	—	133
Other comprehensive loss, net of tax	—	—	—	—	(663)	(663)
Balance at March 30, 2025	60,974,543	$610	$651,434	$(54,651)	$(1,104)	$596,289
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Cash flows from operating activities:
Net (loss) income	$(829)	$7,214
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,557	12,271
Stock-based compensation	2,259	1,866
Non-cash operating lease costs	7,679	5,752
Non-cash portion of gain on lease modifications	—	(5)
Non-cash loss on extinguishments and modifications of debt	—	358
Deferred income taxes	(1,197)	2,258
Amortization of debt discount and deferred issuance costs	154	107
Impairments and loss on disposal of assets	9	119
Gain on insurance proceeds	(14)	—
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	1,275	1,402
Inventory	(83)	198
Prepaid expenses	(3,675)	(1,418)
Other assets, current and long-term	102	1,291
Accounts payable	732	(643)
Accrued liabilities and other long-term liabilities	1,996	1,698
Accrued compensation and deferred payroll taxes	1,853	(1,065)
Deferred revenues, current and long-term	(2,258)	(1,959)
Other liabilities	—	(259)
Operating lease liabilities	(4,422)	(4,203)
Net cash provided by operating activities	20,138	24,982
Cash flows from investing activities:
Capital expenditures	(36,558)	(28,584)
Acquisitions, net of cash acquired	(10)	(3,418)
Purchase of intangible assets	(51)	—
Insurance proceeds	14	—
Net cash used in investing activities	(36,605)	(32,002)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	6,000	22,500
Repayments of borrowings on revolving credit facility	(3,000)	(30,000)
Proceeds from long-term debt	—	100,000
Repayments of long-term debt, including finance lease liabilities	(1,371)	(92,655)
Payment of debt discount and deferred issuance costs	—	(2,430)
Proceeds from exercise of stock options, net of employee taxes paid	133	3,147
Net cash provided by financing activities	1,762	562
Net decrease in cash and cash equivalents	(14,705)	(6,458)
Cash and cash equivalents:
Beginning of period	33,312	49,961
End of period	$18,607	$43,503
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$3,072	$2,773
Cash paid for income taxes, net of refunds	$101	$—

Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities (1)	$26,821	$8,902
Leased assets obtained in exchange for new finance lease liabilities	$922	$28
Remeasurements and terminations of operating lease assets and lease liabilities	$1,732	$(570)
Remeasurements and terminations of finance lease assets and lease liabilities	$(97)	$(9)
Decrease in liabilities from acquisition of property, fixtures and equipment	$(550)	$(4,337)
(1) Leased assets and liabilities obtained during the thirteen weeks ended March 31, 2024 include $1.2 million from business acquisitions.
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 30 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of March 30, 2025, the Company operated 498 company-owned restaurants and had 86 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended March 30, 2025 and March 31, 2024 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 29, 2024 (“2024 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the 2024 Form 10-K and include all adjustments necessary for the fair statement of the consolidated financial statements for the quarterly periods presented. The results of operations for quarterly periods are not necessarily indicative of the results to be expected for other quarterly periods or the entire fiscal year.
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
Interest Rate Swaps
As an element of the Company’s interest rate risk management strategy, Management uses interest rate swaps. The intent of these instruments is to reduce cash flow exposure to variability in future interest rates on the Company’s debt. Management has elected to designate and qualify the interest rate swaps as cash flow hedges. As such, the instruments are recorded on the balance sheet at fair value. Thereafter, gains or losses on the instruments are recognized in equity as changes to Other Comprehensive Income (Loss) and subsequently reclassified into earnings at the time of the Company’s debt interest payments.
Summary of Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements including disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis, however, retrospective application is permitted. Management is currently evaluating the impact of this new standard and anticipates an expansion in the Company’s annual income tax disclosures.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
3.    Revenues
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024
Restaurant sales:
In-restaurant dining sales	$226,727	$195,199
Third-party delivery sales	32,005	25,935
Take-out sales	20,859	18,174
Total restaurant sales	$279,591	$239,308

Franchise revenues:
Royalty and system fund contributions	$2,587	$3,009
Initial fees	62	102
Business combinations - revenues recognized	—	30
Total franchise revenues	2,649	3,141
Total revenues	$282,240	$242,449
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Deferred revenues:
Deferred gift card revenue	$3,154	$5,385
Deferred franchise fee revenue - current	253	238
Total current deferred revenues	$3,407	$5,623
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,649	$1,691
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024
Deferred gift card revenue:
Balance, beginning of period	$5,385	$5,224
Gift card sales	1,548	1,409
Gift card redemptions	(3,374)	(3,112)
Gift card breakage	(405)	(459)
Gift card liabilities assumed through acquisitions	—	5
Balance, end of period	$3,154	$3,067
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024
Deferred franchise fee revenue:
Balance, beginning of period	$1,929	$2,061
Cash received	35	335
Franchise revenues recognized	(62)	(102)
Business combinations - franchise revenues recognized	—	(30)
Balance, end of period	$1,902	$2,264
4.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Receivable rebates from vendors	$1,622	$1,657
Receivables from third-party delivery providers	2,041	1,445
Receivables from franchisees	1,050	987
Receivables related to gift card sales	352	1,683
Other receivables	895	1,463
Total accounts receivable	$5,960	$7,235
5.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	MARCH 30, 2025	DECEMBER 29, 2024
Construction liabilities	$16,219	$16,769
Sales tax	8,333	7,919
Interest payable	269	267
Insurance liabilities	2,627	2,521
Utilities	2,289	2,156
Credit card fees	2,201	1,973
Property tax	1,187	830
Contingent rent	786	1,058
Common area maintenance	562	618
Other	6,112	5,496
Total accrued liabilities	$40,585	$39,607

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Debt
Long-term debt, net consisted of the following:

	MARCH 30, 2025		DECEMBER 29, 2024
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facility	$97,500	6.90%	$98,125	6.93%
Delayed Draw Term Facility	95,063	6.90%	95,672	6.93%
Revolving Credit Facility	3,000	9.00%	—
Finance lease liabilities	4,459		2,766
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,259)		(1,342)
Total debt, net	201,813		198,271
Less: Current portion of long-term debt	(10,292)		(9,228)
Long-term debt, net	$191,521		$189,043
Credit Facility
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated October 6, 2021, the terms of which were amended on February 24, 2023 and January 5, 2025, which provides for (i) a $100.0 million term loan A facility (the “Term Facility”), (ii) a $125.0 million revolving credit facility (“the Revolving Credit Facility”) and (iii) a $125.0 million delayed draw term facility (the “Delayed Draw Term Facility”, and together with the Term Facility and the Revolving Credit Facility, the “Credit Facility”).
The Delayed Draw Term Facility is available to FWR for an 18-month period expiring July 5, 2025 and may be used to fund permitted acquisitions and new restaurant capital expenditures. Loans drawn under the Delayed Draw Term Facility will amortize at the same amortization rate per annum as applicable to loans under the Term Facility. The Credit Facility matures on January 5, 2029.
As of March 30, 2025, borrowings under the Credit Facility bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 7, Interest Rate Swaps, for information about the variable-to-fixed interest rate swap agreements.
On April 11, 2025 and April 25, 2025, the Company drew $7.0 million and $20.5 million on the Delayed Draw Term Facility. The proceeds were used to fund the acquisitions completed on April 14, 2025 and April 28, 2025 discussed in Note 15, Subsequent Events.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the dates indicated:

	MARCH 30, 2025		DECEMBER 29, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facility	$97,500	$97,372	$98,125	$97,933
Delayed Draw Term Facility	$95,063	$94,938	$95,672	$95,484
Revolving Credit Facility	$3,000	$2,996	$—	$—
Debt Covenants
The Credit Facility is guaranteed by all of FWR’s wholly-owned subsidiaries and by AI Fresh Parent, Inc., a Delaware corporation and the direct parent company of FWR (“Holdings”), and is secured by associated collateral agreements that pledge a lien on substantially all of FWR’s and each guarantor’s assets, including fixed assets and intangibles, in each case, subject to customary exceptions.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the credit agreement, FWR (and in certain circumstances, Holdings) and its subsidiaries are subject to affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with covenants under the credit agreement as of March 30, 2025.
7. Interest Rate Swaps
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
The fair value measurement of the interest rate swaps was based on the contractual terms and market-based inputs. The interest rate swaps were valued using a discounted cash flow analysis on the expected cash flows using observable inputs including interest rate curves and credit spreads. Although the majority of the inputs used to value the instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the counterparties. The impact of the credit valuation adjustments was not determined to be significant to the overall valuation. As a result, the derivative was classified as Level 2 in the fair value hierarchy.
Amounts reported in Other comprehensive income (loss) related to the interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the thirteen weeks ended March 30, 2025, a total of $0.1 million was reclassified from Other comprehensive income (loss) as a reduction to Interest expense. Over the next 12 months, the Company estimates that $0.5 million will be reclassified as an increase to interest expense.
8.    Leases
The following table includes detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheet Classification	MARCH 30, 2025	DECEMBER 29, 2024
Finance lease assets - current	Other current assets	$1,005	$—
Operating lease right-of-use assets	Operating lease right-of-use assets	548,548	527,674
Finance lease assets	Property, fixtures and equipment, net	3,355	2,724
Total lease assets		$552,908	$530,398

Operating lease liabilities - current(1)	Current portion of operating lease liabilities	$56,514	$55,704
Operating lease liabilities - non-current	Operating lease liabilities	578,897	555,576
Finance lease liabilities - current(1)	Current portion of long-term debt	417	587
Finance lease liabilities - non-current	Long-term debt, net	4,042	2,179
Total lease liabilities		$639,870	$614,046
_____________
(1) Excludes all variable lease expense for real estate leases.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income (Loss) Classification	THIRTEEN WEEKS ENDED
		MARCH 30, 2025	MARCH 31, 2024
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$19,630	$15,693
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	5,234	4,608
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	193	128
Interest on lease liabilities	Interest expense	44	18
Total lease expense (1)		$25,101	$20,447
_____________
(1) Includes contingent rent expense of $0.5 million and $0.5 million during the thirteen weeks ended March 30, 2025 and March 31, 2024.

Supplemental cash flow information related to leases was as follows:

(in thousands)	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$16,373	$14,144
Operating cash flows - finance leases	$44	$18
Financing cash flows - finance leases	$136	$155
Supplemental information related to leases was as follows:

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	13.1	13.6
Finance leases	13.1	2.9
Weighted-average discount rate (1)
Operating leases	7.7%	8.3%
Finance leases	6.0%	6.8%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Deferred Compensation
The Company adopted a non-qualified deferred compensation plan (the “First Watch Deferred Compensation Plan”) effective January 1, 2025. The First Watch Deferred Compensation Plan allows officers and other key employees to defer their compensation within annual limits designated by the Company. Discretionary matching and other credits may be made to the accounts of active participants, which vest based on an employee’s years of service or vest in full upon an active participant’s death, disability or a Company change in control event, as defined in the plan. Participants’ earnings on contributions fluctuate with the actual earnings and losses of available investment choices selected by the participants.
While the First Watch Deferred Compensation Plan is unsecured, the Company has elected to fund certain of these obligations through a rabbi trust, the assets of which consist of Company-owned life insurance policies. The assets held in the rabbi trust are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.
The cash surrender value of the life insurance policies held in the rabbi trust is recorded in other long-term assets. As of March 30, 2025, rabbi trust assets totaled $0.2 million. Changes to the cash surrender value and any increases or decreases to deferred compensation liabilities incurred under the First Watch Deferred Compensation Plan are recorded as general and administrative expenses. As of March 30, 2025, the deferred compensation obligation included in other long-term liabilities totaled $0.3 million.
10. Equity and Stock-Based Compensation
Stock option awards
There were no stock option awards granted during the thirteen weeks ended March 30, 2025. A summary of stock option activity during the thirteen weeks ended March 30, 2025 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 29, 2024	3,701,017	$10.14	$31,676	4.1
Forfeited	(963)	$12.58
Exercised	(12,288)	$10.86
Outstanding, March 30, 2025	3,687,766	$10.14	$24,802	3.9

Exercisable, March 30, 2025	3,670,895	$10.12	$24,751	3.9
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day of the period.
A summary of the non-vested stock option activity during the thirteen weeks ended March 30, 2025 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested, December 29, 2024	324,245	$6.55
Forfeited	(963)	$6.76
Vested	(306,411)	$6.68
Nonvested, March 30, 2025	16,871	$4.26
Restricted stock units
During the thirteen weeks ended March 30, 2025, a total of 597,737 restricted stock units (“RSUs”) were granted. The grants will vest ratably over a period of three years from grant date. A summary of the Company’s RSU activity during the thirteen weeks ended March 30, 2025 is as follows:

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 29, 2024	759,721	$20.67	$14,207
Granted	597,737	$16.42
Forfeited	(2,741)	$19.44
Vested	(262,165)	$19.42
Outstanding, March 30, 2025	1,092,552	$18.65	$18,420
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $16.86 and $18.70 on March 28, 2025 and December 27, 2024, the last trading days of the periods, respectively.
Stock-based compensation expense was $2.3 million and $1.9 million during the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively. The total related income tax benefit for stock-based compensation expense was $1.1 million and $1.3 million during the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of March 30, 2025:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$19	0.5
Restricted stock units	$18,634	2.3
11.    Income Taxes

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024
(Loss) income before income taxes	$(1,537)	$10,013
Income tax benefit (expense)	$708	$(2,799)
Effective income tax rate	46.1%	28.0%

The effective income tax rate for the thirteen weeks ended March 30, 2025 was 46.1% as compared to 28.0% for the thirteen weeks ended March 31, 2024. In the United States, a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by restaurant sales and is not impacted by costs incurred that may reduce income before provision for income taxes. The provision for income taxes decreased primarily due to the FICA tax credits, which are subject to a valuation allowance, relative to changes in pre-tax book income.
The effective income tax rates for the thirteen weeks ended March 30, 2025 and March 31, 2024 were different than the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance, (ii) the benefit of tax credits for FICA taxes on certain employees’ tips and (iii) the impacts of executive stock-based compensation.
Valuation allowance
Management evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s earnings history. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of March 30, 2025. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards and various federal tax credit carryforwards.

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
12.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of March 30, 2025. In the event any litigation losses become probable and estimable, the Company will recognize anticipated losses.
13.    Segment Information
Management determined the Company’s single operating segment on the basis that the Company’s Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, assesses performance and allocates resources at the Company’s consolidated level. The Company’s CODM uses consolidated net income to evaluate performance and make key operating decisions, such as investments in our long-term growth strategy. This measure is also used to monitor budget against actual results.
Revenue is derived from sales of food and beverage, net of discounts, by our restaurants as well as franchise royalty, system fund and initial franchise fees. The measure of total assets for the reporting segment is reported on the consolidated balance sheets as total assets. The measure of capital expenditures for the reporting segment is reported on the consolidated statements of cash flows.
The following table details consolidated net (loss) income for the segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024
Total revenues	$282,240	$242,449
Less:
Food and beverage costs	66,647	52,184
Labor and other related expenses	96,754	79,735
Other restaurant operating expenses	44,259	36,792
Occupancy expenses	23,149	19,168
Pre-opening expenses	2,660	1,567
Stock-based compensation	2,259	1,866
General and administrative expenses(1)	27,960	25,792
Depreciation and amortization	16,557	12,271
Other segment items(2)	882	788
Interest expense	3,334	2,599
Other income, net	(684)	(326)
Income tax (benefit) expense	(708)	2,799
Net (loss) income	$(829)	$7,214
(1) General and administrative expenses excludes stock-based compensation presented separately.
(2) Other segment items included in segment net (loss) income are primarily transaction expenses, and impairments and loss on disposal of assets.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    Net (Loss) Income Per Common Share
The following table sets forth the computations of basic and diluted net (loss) income per common share:

	THIRTEEN WEEKS ENDED
(in thousands, except share and per share data)	MARCH 30, 2025	MARCH 31, 2024
Numerator:
Net (loss) income	$(829)	$7,214
Denominator:
Weighted average common shares outstanding - basic	60,767,401	60,012,790
Weighted average common shares outstanding - diluted	60,767,401	62,476,379
Net (loss) income per common share - basic	$(0.01)	$0.12
Net (loss) income per common share - diluted	$(0.01)	$0.12
Stock options outstanding not included in diluted net (loss) income per common share as their effect is anti-dilutive	12,552	12,552
Restricted stock units outstanding not included in diluted net (loss) income per share as their effect is anti-dilutive	—	114,904
Diluted net (loss) income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock option awards outstanding and unvested as of the respective periods using the treasury method.
15.    Subsequent Events
Business Acquisitions
On April 28, 2025, the Company acquired 16 restaurants from a franchisee, together with other associated assets, including, but not limited to, franchise and development rights for cash of approximately $49.0 million.
On April 14, 2025, the Company acquired three restaurants from a franchisee, together with other associated assets, including, but not limited to, franchise and development rights for cash of approximately $7.0 million.
The purchase price for the acquisitions will be allocated to the assets acquired and liabilities assumed as the information necessary to complete the fair value analysis is obtained. The acquisitions were funded by borrowings under the Credit Facility. See Note 6, Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and notes included in our 2024 Form 10-K. As discussed in the “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in our 2024 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A. Risk Factors” of this Form 10-Q.
Overview
First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. The Company’s common stock trades on Nasdaq under the ticker symbol “FWRG”. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. For three consecutive years, First Watch was named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute, and in 2024, was named the #1 Most Loved Workplace.
The Company operates and franchises restaurants in 30 states under the “First Watch” trade name and as of March 30, 2025, the Company had 498 company-owned restaurants and 86 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended March 30, 2025 (“first quarter of 2025”) as compared, unless otherwise indicated below, to the thirteen weeks ended March 31, 2024 (“first quarter of 2024”), reflected the continued momentum of our operating performance and include the following:
•Opened 13 system-wide restaurants in 10 states, resulting in a total of 584 system-wide restaurants (498 company-owned and 86 franchise-owned) across 30 states
•Total revenues increased 16.4% to $282.2 million in the first quarter of 2025 from $242.4 million in the first quarter of 2024
•System-wide sales increased 11.5% to $323.0 million in the first quarter of 2025 from $289.6 million in the first quarter of 2024
•Same-restaurant sales growth of 0.7%
•Same-restaurant traffic growth of negative 0.7%
•Income from operations margin decreased to 0.4% during the first quarter of 2025 from 5.1% in the first quarter of 2024
•Restaurant level operating profit margin* decreased to 16.5% in the first quarter of 2025 from 20.8% in the first quarter of 2024
•Net loss of $(0.8) million, or $(0.01) per diluted share, in the first quarter of 2025 from net income of $7.2 million, or $0.12 per diluted share in the first quarter of 2024
•Adjusted EBITDA* decreased to $22.8 million in the first quarter of 2025 from $28.6 million in the first quarter of 2024
___________________
* See Non-GAAP Financial Measures Reconciliations section below.

Business Trends
In the first quarter, we experienced same-restaurant traffic growth of negative 0.7%. Though remaining somewhat challenged in the near-term due to the dynamic macroenvironment, we expect traffic to improve in the second half of the year when we anticipate benefiting from the results of increased focused marketing initiatives. Commodity inflation was 7.7% in the first quarter of 2025, largely driven by four of our top five commodities: eggs, coffee, bacon and avocados. We expect commodity inflation to remain in the high single-digit percentage range for the balance of the year based on current market conditions. We estimate that the tariffs enacted in April 2025 will increase our food and beverage costs as a percentage of restaurant sales by approximately 0.1% and supplies costs as a percentage of restaurant sales by approximately 0.2% for 2025.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen weeks ended March 30, 2025 and March 31, 2024, there were 383 restaurants and 344 restaurants, respectively, in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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
Selected Operating Data

	THIRTEEN WEEKS ENDED MARCH 30, 2025
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	489	83	572
New restaurant openings	10	3	13
Closures	(1)	—	(1)
End of period	498	86	584

	THIRTEEN WEEKS ENDED
	MARCH 30, 2025	MARCH 31, 2024
System-wide sales (in thousands)	$322,999	$289,581
Same-restaurant sales growth	0.7%	0.5%
Same-restaurant traffic growth	(0.7)%	(4.5)%
Income from operations (in thousands)	$1,113	$12,286
Income from operations margin	0.4%	5.1%
Restaurant level operating profit (in thousands) (1)	$46,122	$49,862
Restaurant level operating profit margin (1)	16.5%	20.8%
Net (loss) income (in thousands)	$(829)	$7,214
Net (loss) income margin	(0.3)%	3.0%
Adjusted EBITDA (in thousands) (2)	$22,753	$28,590
Adjusted EBITDA margin (2)	8.1%	11.8%
________________
(1) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures, to Restaurant level operating profit and Restaurant level operating profit margin, are set forth in the schedules within the Non-GAAP Financial Measures Reconciliations section below.
(2) Reconciliations from Net income (loss) and Net income (loss) margin, the most comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin, are set forth in the schedules within the Non-GAAP Financial Measures Reconciliations section below.
Results of Operations
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen weeks ended March 30, 2025 and March 31, 2024:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025		MARCH 31, 2024
Revenues
Restaurant sales	$279,591	99.1%	$239,308	98.7%
Franchise revenues	2,649	0.9%	3,141	1.3%
Total revenues	$282,240	100.0%	$242,449	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	66,647	23.8%	52,184	21.8%
Labor and other related expenses	96,754	34.6%	79,735	33.3%
Other restaurant operating expenses	44,259	15.8%	36,792	15.4%
Occupancy expenses	23,149	8.3%	19,168	8.0%
Pre-opening expenses	2,660	1.0%	1,567	0.7%
General and administrative expenses	30,219	10.7%	27,658	11.4%
Depreciation and amortization	16,557	5.9%	12,271	5.1%
Impairments and loss on disposal of assets	9	—%	119	—%
Transaction expenses, net	873	0.3%	669	0.3%
Total operating costs and expenses	281,127	99.6%	230,163	94.9%
Income from operations (1)	1,113	0.4%	12,286	5.1%
Interest expense	(3,334)	(1.2)%	(2,599)	(1.1)%
Other income, net	684	0.2%	326	0.1%
(Loss) income before income taxes	(1,537)	(0.5)%	10,013	4.1%
Income tax benefit (expense)	708	0.3%	(2,799)	(1.2)%
Net (loss) income	$(829)	(0.3)%	$7,214	3.0%
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Restaurant sales:
In-restaurant dining sales	$226,727	$195,199	16.2%
Third-party delivery sales	32,005	25,935	23.4%
Take-out sales	20,859	18,174	14.8%
Total Restaurant sales	$279,591	$239,308	16.8%

The increase in total restaurant sales as compared to the same period in the prior year was due principally to restaurant sales of (i) $25.6 million for the thirteen weeks ended March 30, 2025 from 46 NROs opened between March 31, 2024 and March 30, 2025, (ii) $10.5 million from 21 restaurants acquired from franchisees between March 31, 2024 and March 30, 2025, (iii) menu price increases, partially offset by a decrease in same-restaurant traffic and increased promotional usage.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Franchise revenues:
Royalty and system fund contributions	$2,587	$3,009	(14.0)%
Initial fees	62	102	(39.2)%
Business acquisitions - franchise revenues recognized	—	$30	(100.0)%
Total Franchise revenues	$2,649	$3,141	(15.7)%
The decrease in franchise revenues during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was primarily driven by the Company’s acquisitions of 21 franchise-owned restaurants, partially offset by franchise revenues from the 8 franchise-owned NROs between March 31, 2024 and March 30, 2025.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Food and beverage costs	$66,647	$52,184	27.7%
As a percentage of restaurant sales	23.8%	21.8%	2.0%

Food and beverage costs as a percent of restaurant sales increased during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year primarily due to (i) commodity inflation largely driven by four of our top five commodities: eggs, coffee, bacon and avocados, and (ii) increased portion size of meat in certain menu items, partially offset by the leverage associated with menu price increases.
Food and beverage costs increased during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year primarily as a result (i) the 46 NROs and 21 restaurants acquired from franchisees between March 31, 2024 and March 30, 2025, (ii) commodity inflation and (iii) increased portion size of meat in certain menu items.

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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Labor and other related expenses	$96,754	$79,735	21.3%
As a percentage of restaurant sales	34.6%	33.3%	1.3%
Labor and other related expenses as a percentage of restaurant sales increased during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year primarily as a result of increases in (i) wage rates and (ii) health insurance costs, partially offset by the leverage associated with menu price increases.

The increase in labor and other related expenses during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was primarily due to (i) the increase in the number of restaurants and related headcount, (ii) wage increases and (iii) increased health insurance costs.
Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Other restaurant operating expenses	$44,259	$36,792	20.3%
As a percentage of restaurant sales	15.8%	15.4%	0.4%
As a percentage of restaurant sales, the increase in other restaurant operating expenses for the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was primarily due to (i) utilities expenses, (ii) operating supply costs, in particular, to-go supplies, (iii) repairs and maintenance, (iv) third-party delivery fees and (v) restaurant-level marketing costs.
The increase in other restaurant operating expenses during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year primarily due to the increase in the number of restaurants driving increases expenses including (i) $2.5 million utilities and repair and maintenance expenses, (ii) $2.2 million operating supplies, (iii) $1.2 million third-party delivery fees, (iv) $0.9 million credit card fees, (v) $0.4 million insurance expense and (vi) $0.3 million restaurant marketing.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Occupancy expenses	$23,149	$19,168	20.8%
As a percentage of restaurant sales	8.3%	8.0%	0.3%
As a percentage of restaurant sales, the increase in occupancy expenses for the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was primarily due to higher rent expense associated with newer restaurants.
The increase in occupancy expenses during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants.

Pre-opening Expenses
Pre-opening expenses are costs incurred to open new company-owned restaurants. Pre-opening expenses include rent expense, manager salaries, recruiting expenses, employee payroll and training costs, which are recognized in the period in which the expense was incurred. Pre-opening expenses can fluctuate from period to period, based on the number and timing of new company-owned restaurant openings.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Pre-opening expenses	$2,660	$1,567	69.8%
The increase in pre-opening expenses during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was primarily from (i) increases in pre-opening rent and (ii) the higher number of restaurants opened and under construction.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
General and administrative expenses	$30,219	$27,658	9.3%
The increase in general and administrative expenses during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was mainly due to (i) $1.7 million increase in marketing expenses, (ii) $0.5 million increase in licenses and fees including information technology related expenses for an increased number of restaurants and (iii) approximately $0.2 million related to other expenses.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Depreciation and amortization	$16,557	$12,271	34.9%
The increase in depreciation and amortization during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year is primarily related to depreciating and amortizing the assets of NROs and of acquired restaurants, including reacquired rights from franchisees .
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Transaction expenses, net	$873	$669	30.5%

The increase in Transaction expenses, net during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was primarily due to recording a $0.6 million reduction to contingent consideration liability in the first quarter of 2024 offset in part by $0.3 million of debt modification costs incurred in the first quarter of 2024.
Income from Operations

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Income from operations	$1,113	$12,286	(90.9)%
As a percentage of restaurant sales	0.4%	5.1%	(4.7)%
Income from operations margin decreased during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year primarily due to increases in restaurant level expenses as a percent of restaurant sales, primarily (i) food and beverage cost inflation, (ii) labor and other related expense including health insurance, (iii) higher depreciation and amortization expense driven by restaurant growth, (iv) other restaurant operating expenses including utilities, supplies and repairs and maintenance costs, and (v) occupancy and preopening rent expense, offset in part by leveraging certain general and administrative expenses.

Income from operations decreased during the thirteen weeks ended March 30, 2025 as revenue increases were exceeded by increases in various other costs compared to the same period in the prior year including (i) labor and related expenses, (ii) food and beverage costs, (iii) other restaurant operating expenses, (iv) occupancy and preopening rent expense, (v) depreciation and amortization expense and (vi) general and administrative expenses.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Interest expense	$3,334	$2,599	28.3%

The increase in interest expense during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was due to (i) increased borrowings associated with franchise acquisitions and (ii) higher interest rates.
Other Income, Net
Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Other income, net	$684	$326	109.8%
Other income, net increased during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year primarily due to insurance recoveries recognized during the first quarter of 2025.
Income Tax
Income tax benefit (expense) primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Income tax benefit (expense)	$708	$(2,799)	(125.3)%
Effective income tax rate	46.1%	28.0%	18.1%

In the United States, a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by restaurant sales and is not impacted by costs incurred that may reduce income before provision for income taxes. The provision for income taxes decreased primarily due to the FICA tax credits, which are subject to a valuation allowance, relative to changes in pre-tax book income.

The change in the effective income tax rates for the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year was primarily due to the change in pre-tax book income relative to the FICA tax credit and valuation allowance.

Net (Loss) Income

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Net (loss) income	$(829)	$7,214	(111.5)%
As a percentage of total revenues	(0.3)%	3.0%	(3.3)%

Net (loss) income and net (loss) income margin during the thirteen weeks ended March 30, 2025 decreased as compared to the same period in the prior year primarily due to the (i) decrease in income from operations as expenses increased at a higher rate than revenue and (ii) increase in interest expense associated with increased borrowings to fund acquisitions, offset partially by the impact of income taxes.

Restaurant Level Operating Profit and Restaurant Level Operating Profit Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Restaurant level operating profit	$46,122	$49,862	(7.5)%
Restaurant level operating profit margin	16.5%	20.8%	(4.3)%

Restaurant level operating profit margin during the thirteen weeks ended March 30, 2025 decreased as compared to the same period in the prior year primarily due to (i) inflation across commodities and supplies, (ii) increases in restaurant-level wages, and (iii) increases in occupancy and preopening rent expenses. This was partially offset by the leverage associated with menu price.

Restaurant level operating profit for the thirteen weeks ended March 30, 2025 decreased as compared to the same period in the prior year due to operating expense increases, including (i) labor costs, (ii) food and beverage expenses, (iii) other restaurant operating expenses, and (iv) occupancy and preopening rent, exceeding revenue increases.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024	Change
Adjusted EBITDA	$22,753	$28,590	(20.4)%
Adjusted EBITDA margin	8.1%	11.8%	(3.7)%
Adjusted EBITDA decreased during the thirteen weeks ended March 30, 2025 as compared to the same period in the prior year primarily due to (i) the decrease in restaurant level operating profit and (ii) the increase in general and administrative expenses including increased marketing spend.

Adjusted EBITDA margin decreased during the thirteen weeks ended March 30, 2025 compared to the same period in the prior year primarily due to a decrease in restaurant level operating profit margin partially offset by leveraging of general and administrative expenses.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income (loss) and Net income (loss) margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin for the periods indicated:

.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024
Net (loss) income	$(829)	$7,214
Depreciation and amortization	16,557	12,271
Interest expense	3,334	2,599
Income tax (benefit) expense	(708)	2,799
EBITDA	18,354	24,883
Strategic costs (1)	1,234	235
Loss on extinguishment and modification of debt	—	428
Stock-based compensation (2)	2,259	1,866
Delaware Voluntary Disclosure Agreement Program (3)	24	8
Transaction expenses, net (4)	873	669
Impairments and loss on disposal of assets (5)	9	119
Recruiting and relocation costs (6)	—	204
Severance costs (7)	—	178
Adjusted EBITDA	$22,753	$28,590

Total revenues	$282,240	$242,449
Net (loss) income margin	(0.3)%	3.0%
Adjusted EBITDA margin	8.1%	11.8%

Additional information
Deferred rent expense (8)	$185	$343
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
(4) Represents costs incurred in connection with the acquisition of franchise-owned restaurants, secondary offering costs and, in 2024, an offsetting gain on release of contingent consideration liability and expenses related to debt.
(5) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024
Income from operations	$1,113	$12,286
Less: Franchise revenues	(2,649)	(3,141)
Add:
General and administrative expenses	30,219	27,658
Depreciation and amortization	16,557	12,271
Transaction expenses, net (1)	873	669
Impairments and loss on disposal of assets (2)	9	119
Restaurant level operating profit	$46,122	$49,862

Restaurant sales	$279,591	$239,308
Income from operations margin	0.4%	5.1%
Restaurant level operating profit margin	16.5%	20.8%

Additional information
Deferred rent expense (3)	$135	$293
_____________________________
(1) Represents costs incurred in connection with the acquisition of franchise-owned restaurants, secondary offering costs and, in 2024, an offsetting gain on release of contingent consideration liability and expenses related to debt.
(2) Represents costs related to the disposal of assets due to retirements, replacements or certain restaurant closures. There were no impairments recognized during the periods presented.
(3) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Liquidity and Capital Resources

As of March 30, 2025, we had cash and cash equivalents of $18.6 million and outstanding borrowings under the Credit Facility of $195.6 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $119.9 million under our revolving credit facility of $125.0 million, of which $2.1 million is reserved under letters of credit, and availability of $27.5 million under our delayed draw term loan pursuant to our credit agreement, as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers pay for their purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

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

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended March 30, 2025 and March 31, 2024:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 30, 2025	MARCH 31, 2024
Cash provided by operating activities	$20,138	$24,982
Cash used in investing activities	(36,605)	(32,002)
Cash provided by financing activities	1,762	562
Net decrease in cash and cash equivalents and restricted cash	$(14,705)	$(6,458)
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. Cash provided by operations decreased during the thirteen week period ended March 30, 2025 as compared to the thirteen week period ended March 31, 2024 primarily due to the decrease in income from operations.
Cash used in investing activities increased during the thirteen weeks ended March 30, 2025 from the thirteen weeks ended March 31, 2024 due principally to increases in the number of new restaurants and capital projects into which the Company is investing, offset in part by $3.4 million paid in the prior year to acquire a franchise location.
Cash provided by financing activities includes (i) borrowing the Company’s Credit Facility to fund capital projects and related debt issuance costs, net of debt repayments and (ii) proceeds from stock option exercises.
Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the accompanying unaudited interim consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of these unaudited interim consolidated financial statements and related notes requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry and information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. There have been no significant changes to our critical accounting policies as disclosed in “Critical Accounting Estimates” in the 2024 Form 10-K.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the unaudited interim consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90.0 million of the outstanding variable rate debt. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. On May 17, 2024, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge an additional $60.0 million of the $195.6 million variable rate debt outstanding. Under the terms of the interest rate swap agreement, the Company will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 7, Interest Rate Swaps, in the accompanying notes to the unaudited interim consolidated financial statements.

Except as described above, there have been no material changes to our exposure to market risks as disclosed in the 2024 Form 10-K.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2025, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2024 Form 10-K filed with SEC on March 11, 2025 for a discussion of the material weaknesses that continue to exist as of March 30, 2025.

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
•Established various policies, including a formal delegation of authority policy defining the protocols for reviewing and authorizing commitments, contracts, invoices, and transactions as well as account reconciliation and journal entry policies that provide the framework to ensure the performance of consistent procedures in reconciling general ledger balances to supporting documentation and set the standards for the preparation and review of journal entries.
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

While the material weaknesses previously disclosed have not yet been remediated as of March 30, 2025, management is devoting substantial resources to the ongoing remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration (2)
Christoper A. Tomasso, President and Chief Executive Officer	3/12/2025	Rule 10b5-1 Trading Arrangement	Up to 935,825 shares to be sold (3)	7/24/2026
Henry Melville Hope, III, Chief Financial Officer and Treasurer	3/12/2025	Rule 10b5-1 Trading Arrangement	Up to 177,570 shares to be sold (4)	3/12/2026
Jay Wolszczak, Chief Legal Officer, General Counsel & Secretary	3/12/2025	Rule 10b5-1 Trading Arrangement	Up to 70,000 shares to be sold (5)	3/12/2026
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
(3) Mr. Tomasso’s trading plan provides for the sale of up to 935,825 shares on a quarterly basis as follows: (i) Up to 233,955 shares during the first quarterly period beginning on the later of June 16, 2025 or the end of the applicable mandatory cooling-off period and ending 90 days later, (ii) up to 233,955 shares during the second quarterly period, (iii) up to 233,955 shares during the third quarterly period, and (iv) up to 233,955 shares during the fourth quarterly period. The sales in each quarterly period are subject to limit prices.
(4) Mr. Hope’s trading plan provides for the sale of up to 177,570 shares after the applicable mandatory cooling-off period subject to limit prices.
(5) Mr. Wolszczak’s trading plan provides for the sale of up to 70,000 shares after the applicable mandatory cooling-off period subject to limit prices.
Item 6.    Exhibits

The exhibits listed in the Exhibits index to this Form 10-Q are incorporated herein by reference.

Exhibit No.	Description	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	First Watch Restaurant Group, Inc. Executive Severance Plan	March 14, 2025, Form 8-K, Exhibit 10.1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the first fiscal quarter ended March 30, 2025, filed on May 6, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2025.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)