Form 10-Q
period 2025-06-29
First Watch Restaurant Group, Inc.
filed 2025-08-05
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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

The registrant had outstanding 61,023,971 shares of common stock as of August 1, 2025.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed herein, including under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors”, and in our Annual Report on Form 10-K as of and for the year ended December 29, 2024 (“2024 Form 10-K”), including under Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following: our vulnerability to changes in consumer preferences and economic conditions such as inflation and recession; uncertainty regarding the Russia and Ukraine war; war and unrest in the Middle East and the related impact on macroeconomic conditions, including inflation, as a result of such conflicts or other related events; our vulnerability to changes in economic conditions and consumer preferences; our inability to successfully open new restaurants or establish new markets; our inability to effectively manage our growth; potential negative impacts on sales at our and our franchisees’ restaurants as a result of our opening new restaurants; a decline in visitors to any of the retail centers, lifestyle centers, or entertainment centers where our restaurants are located; lower than expected same-restaurant sales growth; unsuccessful marketing programs and limited time new offerings; changes in the cost of food; unprofitability or closure of new restaurants or lower than previously experienced performance in existing restaurants; our inability to compete effectively for customers; unsuccessful financial performance of our franchisees; our limited control over our franchisees’ operations; our inability to maintain good relationships with our franchisees; conflicts of interest with our franchisees; the geographic concentration of our system-wide restaurant base in the southeast portion of the United States; damage to our reputation and negative publicity; our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media; our limited number of suppliers and distributors for several of our frequently used ingredients and shortages or disruptions in the supply or delivery of such ingredients; information technology system failures or breaches of our network security; our failure to comply with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection; our potential liability with our gift cards under the property laws of some states; our failure to enforce and maintain our trademarks and protect our other intellectual property; litigation with respect to intellectual property assets; our dependence on our executive officers and certain other key employees; our inability to identify, hire, train and retain qualified individuals for our workforce; our failure to obtain or to properly verify the employment eligibility of our employees; our failure to maintain our corporate culture as we grow; unionization activities among our employees; employment and labor law proceedings; labor shortages or increased labor costs or health care costs; risks associated with leasing property subject to long-term and non-cancelable leases; risks related to our sale of alcoholic beverages; costly and complex compliance with federal, state and local laws, including trade and tax policies; changes in accounting principles applicable to us; our vulnerability to natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism; our inability to secure additional capital to support business growth; our level of indebtedness; failure to comply with covenants under our credit facility; and the interests of our largest stockholder may differ from those of public stockholders.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	JUNE 29, 2025	DECEMBER 29, 2024
Assets
Current assets:
Cash and cash equivalents	$19,177	$33,312
Accounts receivable	5,484	7,235
Inventory	6,772	6,117
Prepaid expenses	8,396	7,008
Derivative assets, current	—	20
Other current assets	3,118	2,184
Total current assets	42,947	55,876
Goodwill	420,208	398,565
Intangible assets, net	179,132	167,596
Operating lease right-of-use assets	595,464	527,674
Property, fixtures and equipment, net of accumulated depreciation of $254,075and $229,227, respectively	434,180	361,394
Other long-term assets	4,062	3,251
Total assets	$1,675,993	$1,514,356
Liabilities and Equity
Current liabilities:
Accounts payable	$7,506	$6,961
Accrued liabilities	47,736	39,607
Accrued compensation	19,832	21,244
Deferred revenues	3,507	5,623
Current portion of operating lease liabilities	67,606	55,704
Current portion of long-term debt	11,815	9,228
Derivative liabilities, current	325	105
Total current liabilities	158,327	138,472
Operating lease liabilities	629,345	555,576
Long-term debt, net	250,009	189,043
Deferred income taxes	31,501	32,218
Derivative liabilities	1,271	503
Other long-term liabilities	4,227	3,155
Total liabilities	1,074,680	918,967
Commitments and contingencies (Note 13)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 61,023,971 and 60,700,090 shares issued and outstanding at June 29, 2025 and December 29, 2024, respectively	610	607
Additional paid-in capital	654,446	649,045
Accumulated deficit	(52,545)	(53,822)
Accumulated other comprehensive loss	(1,198)	(441)
Total equity	601,313	595,389
Total liabilities and equity	$1,675,993	$1,514,356
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Revenues:
Restaurant sales	$304,983	$255,457	$584,574	$494,765
Franchise revenues	2,904	3,104	5,553	6,245
Total revenues	307,887	258,561	590,127	501,010
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	71,978	55,803	138,625	107,987
Labor and other related expenses	101,310	83,841	198,064	163,576
Other restaurant operating expenses	46,603	37,549	90,862	74,341
Occupancy expenses	24,809	20,490	47,958	39,658
Pre-opening expenses	3,507	1,828	6,167	3,395
General and administrative expenses	33,185	27,189	63,404	54,847
Depreciation and amortization	18,136	14,536	34,693	26,807
Impairments and loss on disposal of assets	127	153	136	272
Transaction expenses, net	919	725	1,792	1,394
Total operating costs and expenses	300,574	242,114	581,701	472,277
Income from operations	7,313	16,447	8,426	28,733
Interest expense	(4,003)	(3,381)	(7,337)	(5,980)
Other income, net	266	713	950	1,039
Income before income taxes	3,576	13,779	2,039	23,792
Income tax expense	(1,470)	(4,879)	(762)	(7,678)
Net income	$2,106	$8,900	$1,277	$16,114

Net income	$2,106	$8,900	$1,277	$16,114
Other comprehensive income
Unrealized (loss) gain on derivatives	(125)	(99)	(1,008)	1,139
Income tax related to other comprehensive income	31	25	251	(284)
Comprehensive income	$2,012	$8,826	$520	$16,969

Net income per common share - basic	$0.03	$0.15	$0.02	$0.27
Net income per common share - diluted	$0.03	$0.14	$0.02	$0.26
Weighted average number of common shares outstanding - basic	61,005,648	60,384,696	60,886,525	60,198,743
Weighted average number of common shares outstanding - diluted	62,579,658	62,464,424	62,732,072	62,507,183
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284
Net income	—	—	—	7,214	—	7,214
Stock-based compensation	—	—	1,866	—	—	1,866
Common stock issued under stock-based compensation plans, net	480,826	5	3,142	—	—	3,147
Other comprehensive income, net of tax	—	—	—	—	929	929
Balance at March 31, 2024	60,372,531	604	639,107	(65,533)	262	574,440
Net income	—	—	—	8,900	—	8,900
Stock-based compensation	—	—	2,452	—	—	2,452
Common stock issued under stock-based compensation plans, net	30,307	—	66	—	—	66
Other comprehensive loss, net of tax	—	—	—	—	(74)	(74)
Balance at June 30, 2024	60,402,838	$604	$641,625	$(56,633)	$188	$585,784

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 29, 2024	60,700,090	$607	$649,045	$(53,822)	$(441)	$595,389
Net loss	—	—	—	(829)	—	(829)
Stock-based compensation	—	—	2,259	—	—	2,259
Common stock issued under stock-based compensation plans, net	274,453	3	130	—	—	133
Other comprehensive loss, net of tax	—	—	—	—	(663)	(663)
Balance at March 30, 2025	60,974,543	610	651,434	(54,651)	(1,104)	596,289
Net income	—	—	—	2,106	—	2,106
Stock-based compensation	—	—	2,842	—	—	2,842
Common stock issued under stock-based compensation plans, net	49,428	—	170	—	—	170
Other comprehensive loss, net of tax	—	—	—	—	(94)	(94)
Balance at June 29, 2025	61,023,971	$610	$654,446	$(52,545)	$(1,198)	$601,313
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024
Cash flows from operating activities:
Net income	$1,277	$16,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,693	26,807
Stock-based compensation, net of amounts capitalized	5,049	4,318
Non-cash operating lease costs	15,779	12,229
Non-cash portion of gain on lease modifications	—	(5)
Non-cash loss on extinguishments and modifications of debt	—	358
Deferred income taxes	(466)	6,600
Amortization of debt discount and deferred issuance costs	322	255
Impairments and loss on disposal of assets	136	272
Gain on insurance proceeds	(47)	(3)
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	1,751	1,500
Inventory	(465)	(57)
Prepaid expenses	(1,319)	(969)
Other assets, current and long-term	(1,130)	(641)
Accounts payable	545	853
Accrued liabilities and other long-term liabilities	8,818	3,655
Accrued compensation and deferred payroll taxes	(1,412)	(4,732)
Deferred revenues, current and long-term	(2,659)	(2,535)
Other liabilities	—	(259)
Operating lease liabilities	(1,302)	(6,867)
Net cash provided by operating activities	59,570	56,893
Cash flows from investing activities:
Capital expenditures	(77,683)	(58,199)
Acquisitions, net of cash acquired	(54,833)	(77,095)
Purchase of intangible assets	(380)	(64)
Insurance proceeds	47	3
Net cash used in investing activities	(132,849)	(135,355)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	127,000	22,500
Repayments of borrowings on revolving credit facility	(91,500)	(52,500)
Proceeds from issuance of long-term debt	27,500	197,500
Repayments of long-term debt, including finance lease liabilities	(4,159)	(94,045)
Payment of debt discount and deferred issuance costs	—	(2,430)
Proceeds from exercise of stock options, net of employee taxes paid	303	3,213
Contingent consideration payment	—	(375)
Net cash provided by financing activities	59,144	73,863
Net decrease in cash and cash equivalents	(14,135)	(4,599)
Cash and cash equivalents:
Beginning of period	33,312	49,961
End of period	$19,177	$45,362
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$2,792	$4,362
Cash paid for income taxes, net of refunds	$1,015	$2,103

Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities (1)	$83,433	$73,569
Leased assets obtained in exchange for new finance lease liabilities	$4,246	$160
Remeasurements and terminations of operating lease assets and lease liabilities	$3,540	$1,613
Remeasurements and terminations of finance lease assets and lease liabilities	$(407)	$(13)
Decrease in liabilities from acquisition of property, fixtures and equipment	$(581)	$(550)
(1) Leased assets and liabilities obtained during the twenty-six weeks ended June 29, 2025 and June 30, 2024 include $23.6 million and $28.1 million from business acquisitions, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 31 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of June 29, 2025, the Company operated 531 company-owned restaurants and had 69 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended June 29, 2025 and June 30, 2024 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 29, 2024 (“2024 Form 10-K”).
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
3.    Business Acquisitions
During the second quarter of 2025, the Company acquired, in two separate transactions, substantially all the assets associated with 19 franchise-operated First Watch restaurants. For both transactions, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The allocations were based on preliminary valuations and are subject to adjustment as additional information is available. The Company expects to finalize the valuations of these assets no later than one year from the respective acquisition dates.

	DATE OF ACQUISITION
(in thousands, except number of acquired restaurants)	APRIL 14, 2025	APRIL 28, 2025
Number of acquired restaurants	3	16
Purchase price (cash)	$6,985	$49,247
Transaction costs incurred	$411	$985
Deferred franchise fees recognized as a result of termination of pre-existing franchise agreement	$—	$398
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$5	$24
Inventory	$31	$159
Other assets	$9	$124
Property, fixtures and equipment	$2,998	$19,800
Reacquired rights	$1,920	$13,060
Goodwill	$2,876	$18,767
Operating right-of-use assets, net of lease positions and prepaid rent	$2,922	$17,305
Operating lease liabilities	$(3,735)	$(19,896)
Accounts payable	$(2)	$—
Deferred revenues - gift card liabilities assumed	$(39)	$(96)
Goodwill reflects the value of expected synergies and assembled workforce, and was assigned to the Company’s single reporting unit. The Company will treat the transactions as asset acquisitions for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life.
The weighted average estimated useful life of the reacquired rights is 6.1 years.
Pro-forma financial information of the acquired restaurants for periods prior to the acquisition dates is not presented due to the immaterial impact on our consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Revenues
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Restaurant sales:
In-restaurant dining sales	$247,400	$211,176	$474,127	$406,375
Third-party delivery sales	34,465	24,375	66,470	50,310
Take-out sales	23,118	19,906	43,977	38,080
Total restaurant sales	$304,983	$255,457	$584,574	$494,765

Franchise revenues:
Royalty and system fund contributions	$2,451	$2,661	$5,038	$5,670
Initial fees	55	60	117	162
Business combinations - revenues recognized	398	383	398	413
Total franchise revenues	2,904	3,104	5,553	6,245
Total revenues	$307,887	$258,561	$590,127	$501,010
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Deferred revenues:
Deferred gift card revenue	$3,301	$5,385
Deferred franchise fee revenue - current	206	238
Total current deferred revenues	$3,507	$5,623
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,283	$1,691
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Deferred gift card revenue:
Balance, beginning of period	$3,154	$3,067	$5,385	$5,224
Gift card sales	3,302	2,838	4,850	4,247
Gift card redemptions	(2,975)	(2,739)	(6,349)	(5,851)
Gift card breakage	(315)	(304)	(720)	(763)
Gift card liabilities assumed through acquisitions	135	160	135	165
Balance, end of period	$3,301	$3,022	$3,301	$3,022
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Deferred franchise fee revenue:
Balance, beginning of period	$1,902	$2,264	$1,929	$2,061
Cash received	40	72	75	407
Franchise revenues recognized	(55)	(60)	(117)	(162)
Business combinations - franchise revenues recognized	(398)	(383)	(398)	(413)
Balance, end of period	$1,489	$1,893	$1,489	$1,893

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Receivable rebates from vendors	$1,306	$1,657
Receivables from third-party delivery providers	2,202	1,445
Receivables from franchisees	966	987
Receivables related to gift card sales	628	1,683
Other receivables	382	1,463
Total accounts receivable	$5,484	$7,235
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	JUNE 29, 2025	DECEMBER 29, 2024
Construction liabilities	$16,188	$16,769
Sales tax	9,075	7,919
Interest payable	4,373	267
Insurance liabilities	2,901	2,521
Utilities	2,545	2,156
Credit card fees	2,232	1,973
Property tax	1,748	830
Contingent rent	917	1,058
Common area maintenance	477	618
Other	7,280	5,496
Total accrued liabilities	$47,736	$39,607
7. Debt
Long-term debt, net consisted of the following:

	JUNE 29, 2025		DECEMBER 29, 2024
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facilities	$217,250	6.90%	$193,797	6.93%
Revolving Credit Facility	35,500	7.30%	—
Finance lease liabilities	7,423		2,766
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,399)		(1,342)
Total debt, net	261,824		198,271
Less: Current portion of long-term debt	(11,815)		(9,228)
Long-term debt, net	$250,009		$189,043
Credit Facility
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated October 6, 2021, the terms of which were amended on February 24, 2023 and January 5, 2025, which provides for (i) a $225.0 million term loan A facility and delayed draw facility (the “Term Facilities”) and (ii) a $125.0 million revolving credit facility (“the Revolving Credit Facility”), and together with the Term Facilities, (the “Credit Facility”). The Credit Facility matures on January 5, 2029.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the second quarter of 2025, the Company drew $27.5 million on the delayed draw facility and $32.5 million on the revolving credit facility, primarily to fund the business acquisitions. As of June 29, 2025, the delayed draw facility was fully drawn and the balances shall be due under the same repayment terms as the term loan A facility.
As of June 29, 2025, borrowings under the Credit Facility bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 8, Interest Rate Swaps, for information about the Company’s variable-to-fixed interest rate swap agreements.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the dates indicated:

	JUNE 29, 2025		DECEMBER 29, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facilities	$217,250	$216,925	$193,797	$193,417
Revolving Credit Facility	$35,500	$35,443	$—	$—
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
Under the credit agreement, FWR (and in certain circumstances, Holdings) and its subsidiaries are subject to affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with its covenants under the credit agreement as of June 29, 2025.
8. Interest Rate Swaps
The Company utilizes interest rate swaps to hedge a portion of the cash flows of the Company’s variable rate debt.
On June 23, 2023, the Company entered into two variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $90.0 million and mature on October 6, 2026. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from, or make payments to, the counterparties based on the three-month SOFR rate.
On May 17, 2024, the Company entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $60.0 million and mature on June 30, 2027. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from, or make payments to, the counterparties based on the three-month SOFR rate.
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
Amounts reported in Other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twenty-six weeks ended June 29, 2025, a total of $0.1 million was reclassified from Other comprehensive income as a reduction to Interest expense. Over the next 12 months, the Company estimates that $0.6 million will be reclassified as an increase to interest expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    Leases
The following table includes detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheet Classification	JUNE 29, 2025	DECEMBER 29, 2024
Finance lease assets - current	Other current assets	$930	$—
Operating lease right-of-use assets	Operating lease right-of-use assets	595,464	527,674
Finance lease assets	Property, fixtures and equipment, net	6,143	2,724
Total lease assets		$602,537	$530,398

Operating lease liabilities - current(1)	Current portion of operating lease liabilities	$67,606	$55,704
Operating lease liabilities - non-current	Operating lease liabilities	629,345	555,576
Finance lease liabilities - current(1)	Current portion of long-term debt	565	587
Finance lease liabilities - non-current	Long-term debt, net	6,858	2,179
Total lease liabilities		$704,374	$614,046
_____________
(1) Excludes all variable lease expense for real estate leases.

The components of lease expense are as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
		JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$20,914	$17,059	$40,544	$32,752
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	5,810	4,818	11,044	9,426
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	225	133	418	261
Interest on lease liabilities	Interest expense	87	18	131	36
Total lease expense (1)		$27,036	$22,028	$52,137	$42,475
_____________
(1) Includes contingent rent expense of $0.4 million during both the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and $0.9 million for both the twenty-six weeks ended June 29, 2025 and June 30, 2024.

Supplemental cash flow information related to leases was as follows:

(in thousands)	TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$26,067	$27,391
Operating cash flows - finance leases	$131	$36
Financing cash flows - finance leases	$112	$311

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental information related to leases was as follows:

	TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024
Weighted-average remaining lease term (in years)
Operating leases	13.0	13.5
Finance leases	13.6	3.3
Weighted-average discount rate (1)
Operating leases	7.7%	8.0%
Finance leases	6.2%	6.5%
____________
(1) Based on the Company’s incremental borrowing rate.
10. Deferred Compensation
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
The cash surrender value of the life insurance policies held in the rabbi trust is recorded in other long-term assets. As of June 29, 2025, rabbi trust assets totaled $1.0 million. Changes to the cash surrender value and any increases or decreases to deferred compensation liabilities incurred under the First Watch Deferred Compensation Plan are recorded as general and administrative expenses. As of June 29, 2025, the deferred compensation obligation included in other long-term liabilities totaled $1.0 million.
11. Equity and Stock-Based Compensation
Stock option awards
There were no stock option awards granted during the twenty-six weeks ended June 29, 2025. A summary of stock option activity during the twenty-six weeks ended June 29, 2025 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 29, 2024	3,701,017	$10.14	$31,676	4.1
Forfeited	(963)	$12.58
Exercised	(30,959)	$9.79
Outstanding, June 29, 2025	3,669,095	$10.14	$21,914	3.7

Exercisable, June 29, 2025	3,655,437	$10.13	$21,882	3.6
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day of the period.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the non-vested stock option activity during the twenty-six weeks ended June 29, 2025 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested, December 29, 2024	324,245	$6.55
Forfeited	(963)	$6.76
Vested	(309,624)	$6.62
Nonvested, June 29, 2025	13,658	$5.00
Restricted stock units
During the twenty-six weeks ended June 29, 2025, a total of 1,028,509 restricted stock units (“RSUs”) were granted. Of the total RSU’s granted, 597,737 will vest ratably over a period of three years from grant date, 65,364 will vest one year from the grant date, and the remaining 365,408 will vest four years from the grant date. A summary of the Company’s RSU activity during the twenty-six weeks ended June 29, 2025 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 29, 2024	759,721	$20.67	$14,207
Granted	1,028,509	$16.75
Forfeited	(7,969)	$20.06
Vested	(292,922)	$19.42
Outstanding, June 29, 2025	1,487,339	$18.21	$23,961
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $16.11 and $18.70 on June 27, 2025 and December 27, 2024, the last trading days of the periods, respectively.
Stock-based compensation expense, net of amounts capitalized, was $2.8 million and $2.5 million during the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and $5.0 million and $4.3 million during the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. Capitalized stock-based compensation included in property, fixtures and equipment totaled $0.1 million for the twenty-six weeks ended June 29, 2025. The total related income tax benefit for stock-based compensation expense was $0.2 million and $0.1 million during the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and $1.2 million and $1.4 million during the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.

Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of June 29, 2025:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$8	0.3
Restricted stock units	$23,112	2.5

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Income before income taxes	$3,576	$13,779	$2,039	$23,792
Income tax expense	$(1,470)	$(4,879)	$(762)	$(7,678)
Effective income tax rate	41.1%	35.4%	37.4%	32.3%

The effective income tax rate was 41.1% and 35.4% for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and 37.4% and 32.3% for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively. In the United States, a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The level of FICA tax credits is primarily driven by restaurant sales. Income tax expense during the thirteen and twenty-six weeks ended June 29, 2025 decreased as compared to the same periods in the prior year primarily due to the decrease in income before taxes, the benefit of FICA tax credits and the change in the valuation allowance. The effective income tax rates during the thirteen and twenty-six weeks ended June 29, 2025 increased as compared to the same periods in the prior year primarily due to the benefit of FICA tax credits and the change in valuation allowance.
The effective income tax rates for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 were different than the blended federal and state statutory rate primarily due to the change in the valuation allowance, the benefit of FICA tax credits and the impacts of executive stock-based compensation.
On July 4, 2025, H.R. 1 – One Big Beautiful Bill (“the Bill”) was enacted into law. The Bill provides for significant U.S. tax law changes and modifications, including making permanent 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Since the legislation was not signed into law until after the end of our second quarter, the impacts are not included in our operating results for the twenty-six weeks ended June 29, 2025. We are currently assessing its impact on our consolidated financial statements.
Valuation allowance
Management evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s earnings history. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of June 29, 2025. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards and various federal tax credit carryforwards.
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
13.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of June 29, 2025. In the event any litigation losses become probable and estimable, the Company will recognize anticipated losses.
14.    Segment Information
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue is derived from sales of food and beverage, net of discounts, by our restaurants as well as franchise royalty, system fund and initial franchise fees. The measure of total assets for the reporting segment is reported on the consolidated balance sheets as total assets. The measure of capital expenditures for the reporting segment is reported on the consolidated statements of cash flows.
The following table details consolidated net income for the segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Total revenues	$307,887	$258,561	$590,127	$501,010
Less:
Food and beverage costs	71,978	55,803	138,625	107,987
Labor and other related expenses	101,310	83,841	198,064	163,576
Other restaurant operating expenses	46,603	37,549	90,862	74,341
Occupancy expenses	24,809	20,490	47,958	39,658
Pre-opening expenses	3,507	1,828	6,167	3,395
Stock-based compensation, net of amounts capitalized	2,790	2,452	5,049	4,318
General and administrative expenses(1)	30,395	24,737	58,355	50,529
Depreciation and amortization	18,136	14,536	34,693	26,807
Other segment items(2)	1,046	878	1,928	1,666
Interest expense	4,003	3,381	7,337	5,980
Other income, net	(266)	(713)	(950)	(1,039)
Income tax expense	1,470	4,879	762	7,678
Net income	$2,106	$8,900	$1,277	$16,114
(1) General and administrative expenses excludes stock-based compensation, net of amounts capitalized presented separately.
(2) Other segment items included in segment net income are primarily transaction expenses, and impairments and loss on disposal of assets.
15.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except share and per share data)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Numerator:
Net income	$2,106	$8,900	$1,277	$16,114
Denominator:
Weighted average common shares outstanding - basic	61,005,648	60,384,696	60,886,525	60,198,743
Weighted average common shares outstanding - diluted	62,579,658	62,464,424	62,732,072	62,507,183
Net income per common share - basic	$0.03	$0.15	$0.02	$0.27
Net income per common share - diluted	$0.03	$0.14	$0.02	$0.26
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	12,552	12,552	12,552	12,552
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	543,436	417,325	—	266,115
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
The Company operates and franchises restaurants in 31 states under the “First Watch” trade name and as of June 29, 2025, the Company had 531 company-owned restaurants and 69 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended June 29, 2025 (“second quarter of 2025”) as compared, unless otherwise indicated below, to the thirteen weeks ended June 30, 2024 (“second quarter of 2024”), reflected the continued momentum of our operating performance and include the following:
•Opened 17 system-wide restaurants in 8 states, with 1 planned closure, resulting in a total of 600 system-wide restaurants (531 company-owned and 69 franchise-owned) across 31 states
•Total revenues increased 19.1% to $307.9 million in the second quarter of 2025 from $258.6 million in the second quarter of 2024
•System-wide sales increased 15.8% to $346.2 million in the second quarter of 2025 from $299.0 million in the second quarter of 2024
•Same-restaurant sales growth of 3.5%
•Same-restaurant traffic growth of 2.0%
•Income from operations margin decreased to 2.4% during the second quarter of 2025 from 6.4% in the second quarter of 2024
•Restaurant level operating profit margin* decreased to 18.6% in the second quarter of 2025 from 21.9% in the second quarter of 2024
•Net income decreased to $2.1 million, or $0.03 per diluted share, in the second quarter of 2025 from net income of $8.9 million, or $0.14 per diluted share, in the second quarter of 2024
•Adjusted EBITDA* decreased to $30.4 million in the second quarter of 2025 from $35.3 million in the second quarter of 2024
___________________
* See Non-GAAP Financial Measures Reconciliations section below.

Business Trends
In the second quarter, the Company’s same-restaurant traffic grew 2.0%, our first quarter of positive traffic growth since the first quarter ended March 26, 2023. We expect positive traffic trends to continue through the second half of the year.

Commodity inflation was 8.1% in the second quarter of 2025, driven by eggs, coffee, avocado and bacon. We expect elevated egg costs to moderate in the second half of the year as a result of the favorable trend in cases of avian influenza, which have impacted U.S. chicken flocks. Considering this favorability in egg costs combined with the expected costs of other commodities and the delayed and reduced impact from tariffs, we now project our full year commodity inflation to range between 5% and 7%.

Restaurant-level wage inflation during the second quarter was 3.9% and full year inflation is expected to approximate 3% to 4%.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, there were 382 restaurants and 344 restaurants, respectively, in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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
Selected Operating Data

	THIRTEEN WEEKS ENDED JUNE 29, 2025
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	498	86	584
New restaurant openings	15	2	17
Acquisitions of franchise-owned restaurants	19	(19)	0
Closures	(1)	—	(1)
End of period	531	69	600

	TWENTY-SIX WEEKS ENDED JUNE 29, 2025
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	489	83	572
New restaurant openings	25	5	30
Acquisitions of franchise-owned restaurants	19	(19)	—
Closures	(2)	—	(2)
End of period	531	69	600

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
System-wide sales (in thousands)	$346,209	$298,978	$669,208	$588,558
Same-restaurant sales growth	3.5%	(0.3)%	2.1%	0.1%
Same-restaurant traffic growth	2.0%	(4.0)%	0.6%	(4.2)%
Income from operations (in thousands)	$7,313	$16,447	$8,426	$28,733
Income from operations margin	2.4%	6.4%	1.4%	5.8%
Restaurant level operating profit (in thousands) (1)	$56,776	$55,946	$102,898	$105,808
Restaurant level operating profit margin (1)	18.6%	21.9%	17.6%	21.4%
Net income (in thousands)	$2,106	$8,900	$1,277	$16,114
Net income margin	0.7%	3.4%	0.2%	3.2%
Adjusted EBITDA (in thousands) (2)	$30,379	$35,325	$53,132	$63,915
Adjusted EBITDA margin (2)	9.9%	13.7%	9.0%	12.8%
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

Results of Operations
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively:

	THIRTEEN WEEKS ENDED				TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025		JUNE 30, 2024		JUNE 29, 2025		JUNE 30, 2024
Revenues
Restaurant sales	$304,983	99.1%	$255,457	98.8%	$584,574	99.1%	$494,765	98.8%
Franchise revenues	2,904	0.9%	3,104	1.2%	5,553	0.9%	6,245	1.2%
Total revenues	307,887	100.0%	258,561	100.0%	590,127	100.0%	501,010	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	71,978	23.6%	55,803	21.8%	138,625	23.7%	107,987	21.8%
Labor and other related expenses	101,310	33.2%	83,841	32.8%	198,064	33.9%	163,576	33.1%
Other restaurant operating expenses	46,603	15.3%	37,549	14.7%	90,862	15.5%	74,341	15.0%
Occupancy expenses	24,809	8.1%	20,490	8.0%	47,958	8.2%	39,658	8.0%
Pre-opening expenses	3,507	1.1%	1,828	0.7%	6,167	1.1%	3,395	0.7%
General and administrative expenses	33,185	10.8%	27,189	10.5%	63,404	10.7%	54,847	10.9%
Depreciation and amortization	18,136	5.9%	14,536	5.6%	34,693	5.9%	26,807	5.4%
Impairments and loss on disposal of assets	127	—%	153	0.1%	136	—%	272	0.1%
Transaction expenses, net	919	0.3%	725	0.3%	1,792	0.3%	1,394	0.3%
Total operating costs and expenses	300,574	97.6%	242,114	93.6%	581,701	98.6%	472,277	94.3%
Income from operations (1)	7,313	2.4%	16,447	6.4%	8,426	1.4%	28,733	5.8%
Interest expense	(4,003)	(1.3)%	(3,381)	(1.3)%	(7,337)	(1.2)%	(5,980)	(1.2)%
Other income, net	266	0.1%	713	0.3%	950	0.2%	1,039	0.2%
Income before income taxes	3,576	1.2%	13,779	5.3%	2,039	0.3%	23,792	4.7%
Income tax expense	(1,470)	(0.5)%	(4,879)	(1.9)%	(762)	(0.1)%	(7,678)	(1.5)%
Net income	$2,106	0.7%	$8,900	3.4%	$1,277	0.2%	$16,114	3.2%
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Restaurant sales:
In-restaurant dining sales	$247,400	$211,176	17.2%	$474,127	$406,375	16.7%
Third-party delivery sales	34,465	24,375	41.4%	66,470	50,310	32.1%
Take-out sales	23,118	19,906	16.1%	43,977	38,080	15.5%
Total restaurant sales	$304,983	$255,457	19.4%	$584,574	$494,765	18.2%

The increase in total restaurant sales as compared to the same periods in the prior year was due principally to restaurant sales of (i) $30.1 million and $52.7 million for the thirteen and twenty-six weeks ended June 29, 2025, respectively, from 55 NROs opened between June 30, 2024 and June 29, 2025, (ii) $7.0 million from 19 restaurants acquired from franchisees between June 30, 2024 and June 29, 2025, (iii) menu price increases and (iv) an increase in same-restaurant traffic, partially offset by increased promotional usage.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Franchise revenues:
Royalty and system fund contributions	$2,451	$2,661	(7.9)%	$5,038	$5,670	(11.1)%
Initial fees	55	60	(8.3)%	117	162	(27.8)%
Business acquisitions - franchise revenues recognized	398	$383	3.9%	398	$413	(3.6)%
Total Franchise revenues	$2,904	$3,104	(6.4)%	$5,553	$6,245	(11.1)%
The decrease in franchise revenues during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year was primarily driven by the Company’s acquisitions of 19 franchise-owned restaurants, partially offset by franchise revenues from the nine franchise-owned NROs between June 30, 2024 and June 29, 2025.
Food and Beverage Costs
The components of food and beverage costs at company-owned restaurants are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Food and beverage costs	$71,978	$55,803	29.0%	$138,625	$107,987	28.4%
As a percentage of restaurant sales	23.6%	21.8%	1.8%	23.7%	21.8%	1.9%

Food and beverage costs as a percent of restaurant sales increased during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year primarily due to (i) commodity inflation experienced in eggs, coffee, bacon and avocados, and (ii) increased portion size in certain menu items, partially offset by the leverage associated with menu price increases.
Food and beverage costs increased during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year primarily as a result of (i) the 55 NROs and 19 restaurants acquired from franchisees between June 30, 2024 and June 29, 2025, (ii) commodity inflation and (iii) increased portion size of meat in certain menu items.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Labor and other related expenses	$101,310	$83,841	20.8%	$198,064	$163,576	21.1%
As a percentage of restaurant sales	33.2%	32.8%	0.4%	33.9%	33.1%	0.8%
Labor and other related expenses as a percentage of restaurant sales increased during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year primarily as a result of increases in (i) wage rates and (ii) health insurance costs, partially offset by the leverage associated with menu price increases.

The increase in labor and other related expenses during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year was primarily due to (i) the increase in the number of restaurants and related headcount, (ii) wage increases and (iii) increased health insurance costs.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Other restaurant operating expenses	$46,603	$37,549	24.1%	$90,862	$74,341	22.2%
As a percentage of restaurant sales	15.3%	14.7%	0.6%	15.5%	15.0%	0.5%
As a percentage of restaurant sales, the increase in other restaurant operating expenses for the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year was primarily due to (i) utilities expenses, (ii) operating supply costs, in particular, to-go supplies and (iii) third-party delivery fees.
The increase in other restaurant operating expenses during the thirteen weeks ended June 29, 2025 as compared to the same period in the prior year was primarily due to the increase in the number of restaurants driving increased expenses including (i) $3.1 million in operating supplies, (ii) $2.2 million related to utilities and repair and maintenance expenses, (iii) $2.0 million in third-party delivery fees, (iv) $0.7 million in credit card fees and (v) $0.4 million in insurance expenses.
The increase in other restaurant operating expenses during the twenty-six weeks ended June 29, 2025 as compared to the same period in the prior year was primarily due to the increase in the number of restaurants driving increased expenses including (i) $5.3 million in operating supplies, (ii) $4.6 million related to utilities and repair and maintenance expenses, (iii) $3.1 million in third-party delivery fees, (iv) $1.6 million in credit card fees, (v) $0.8 million in insurance expenses, (vi) $0.5 million in legal, accounting, and licensing fees and (vii) $0.5 million related to restaurant marketing.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Occupancy expenses	$24,809	$20,490	21.1%	$47,958	$39,658	20.9%
As a percentage of restaurant sales	8.1%	8.0%	0.1%	8.2%	8.0%	0.2%
As a percentage of restaurant sales, the increase in occupancy expenses for the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year was primarily due to higher rent expense associated with newer restaurants.
The increase in occupancy expenses during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Pre-opening expenses	$3,507	$1,828	91.8%	$6,167	$3,395	81.6%
The increase in pre-opening expenses during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year was primarily from (i) increases in pre-opening rent and (ii) the higher number of new restaurants opened and under construction.

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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
General and administrative expenses	$33,185	$27,189	22.1%	$63,404	$54,847	15.6%
The increase in general and administrative expenses during the thirteen weeks ended June 29, 2025 as compared to the same period in the prior year was mainly due to (i) $2.8 million increase in marketing expenses, (ii) $1.9 million in compensation expense from wage increases and additional employee headcount to support growth, (iii) a $0.5 million increase in licenses and fees including information technology related expenses for an increased number of restaurants and (iv) a $0.8 million increase in consulting and other professional services fees.
The increase in general and administrative expenses during the twenty-six weeks ended June 29, 2025 as compared to the same period in the prior year was mainly due to (i) $4.5 million increase in marketing expenses, (ii) $2.0 million in compensation expense from wage increases and additional employee headcount to support growth, (iii) a $1.0 million increase in licenses and fees including information technology related expenses for an increased number of restaurants and (iv) a $0.9 million increase in consulting and other professional services fees.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Depreciation and amortization	$18,136	$14,536	24.8%	$34,693	$26,807	29.4%
The increase in depreciation and amortization during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year is primarily related to depreciating and amortizing the assets of NROs and of acquired restaurants, including reacquired rights from franchisees.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Transaction expenses, net	$919	$725	26.8%	$1,792	$1,394	28.6%

The increase in Transaction expenses, net during the thirteen weeks ended June 29, 2025 as compared to the same period in the prior year was primarily due to $0.1 million increased costs incurred in connection with the acquisitions of restaurants from our franchisees.

The increase in Transaction expenses, net during the twenty-six weeks ended June 29, 2025 as compared to the same period in the prior year was primarily due to (i) $0.1 million increased costs incurred in connection with the acquisitions of restaurants from our franchisees and (ii) a $0.6 million reduction to contingent consideration liability in the first quarter of 2024, partially offset by $0.3 million of debt modification costs incurred in the first quarter of 2024.

Income from Operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Income from operations	$7,313	16,447	(55.5)%	8,426	28,733	(70.7)%
As a percentage of restaurant sales	2.4%	6.4%	(4.0)%	1.4%	5.8%	(4.4)%
Income from operations margin decreased during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year primarily due to increases in restaurant level expenses as a percent of restaurant sales, primarily (i) food and beverage cost inflation, (ii) labor and other related expenses including health insurance, (iii) occupancy and preopening rent expense, (iv) other restaurant operating expenses and (v) depreciation and amortization expense driven by restaurant growth, offset in part by leveraging certain general and administrative expenses.

Income from operations decreased during the thirteen and twenty-six weeks ended June 29, 2025 as revenue increases were exceeded by increases in various other costs compared to the same periods in the prior year including (i) labor and related expenses, (ii) food and beverage costs, (iii) other restaurant operating expenses, (iv) occupancy and preopening rent expense, (v) general and administrative expenses and (vi) depreciation and amortization expense.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Interest expense	$4,003	$3,381	18.4%	$7,337	$5,980	22.7%

The increase in interest expense during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year was primarily due to increased borrowings associated with franchise acquisitions.
Other Income, Net
Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Other income, net	$266	$713	(62.7)%	$950	$1,039	(8.6)%
Other income, net decreased during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year primarily due to a reduction in interest income partially offset by insurance recoveries.
Income Tax
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Income tax expense	$(1,470)	$(4,879)	(69.9)%	$(762)	$(7,678)	(90.1)%
Effective income tax rate	41.1%	35.4%	5.7%	37.4%	32.3%	5.1%

In the United States, a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (“FICA tax credits”). The level of FICA tax credits is primarily driven by restaurant sales.

Income tax expense during the thirteen and twenty-six weeks ended June 29, 2025 decreased as compared to the same periods in the prior year primarily due to (i) the decrease in income before taxes, (ii) the benefit of FICA tax credits and (iii) the change in the valuation allowance.

The effective income tax rates during the thirteen and twenty-six weeks ended June 29, 2025 increased as compared to the same periods in the prior year was primarily due to (i) the benefit of FICA tax credits and (ii) the change in valuation allowance.

Net Income

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Net income	$2,106	$8,900	(76.3)%	$1,277	$16,114	(92.1)%
As a percentage of total revenues	0.7%	3.4%	(2.7)%	0.2%	3.2%	(3.0)%

Net income and net income margin during the thirteen and twenty-six weeks ended June 29, 2025 decreased as compared to the same periods in the prior year primarily due to the (i) decrease in income from operations as expenses increased at a higher rate than revenue and (ii) increase in interest expense associated with increased borrowings to fund acquisitions, offset partially by the impact of income taxes.

Restaurant Level Operating Profit and Restaurant Level Operating Profit Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Restaurant level operating profit	$56,776	$55,946	1.5%	$102,898	$105,808	(2.8)%
Restaurant level operating profit margin	18.6%	21.9%	(3.3)%	17.6%	21.4%	(3.8)%

Restaurant level operating profit margin during the thirteen and twenty-six weeks ended June 29, 2025 decreased as compared to the same periods in the prior year primarily due to (i) inflation across commodities, (ii) increases in restaurant-level wages, (iii) increases in occupancy expense and (iv) increases in preopening expenses. This was partially offset by the leverage associated with menu price.

Restaurant level operating profit for the thirteen and twenty-six weeks ended June 29, 2025 decreased as compared to the same periods in the prior year due to operating expense increases, including (i) labor costs, (ii) food and beverage expenses, (iii) other restaurant operating expenses, (iv) occupancy expense and (v) preopening expenses.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	Change	JUNE 29, 2025	JUNE 30, 2024	Change
Adjusted EBITDA	$30,379	$35,325	(14.0)%	$53,132	$63,915	(16.9)%
Adjusted EBITDA margin	9.9%	13.7%	(3.8)%	9.0%	12.8%	(3.8)%
Adjusted EBITDA margin decreased during the thirteen and twenty-six weeks ended June 29, 2025 compared to the same periods in the prior year primarily due to a decrease in restaurant level operating profit margin partially offset by leveraging of general and administrative expenses.
Adjusted EBITDA decreased during the thirteen and twenty-six weeks ended June 29, 2025 as compared to the same periods in the prior year primarily due to (i) the decrease in restaurant level operating profit and (ii) the increase in general and administrative expenses.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Net income	$2,106	$8,900	$1,277	$16,114
Depreciation and amortization	18,136	14,536	34,693	26,807
Interest expense	4,003	3,381	7,337	5,980
Income tax expense	1,470	4,879	762	7,678
EBITDA	25,715	31,696	44,069	56,579
Strategic costs (1)	799	161	2,033	396
Loss on extinguishment and modification of debt	—	—	—	428
Stock-based compensation (2)	2,790	2,452	5,049	4,318
Delaware Voluntary Disclosure Agreement Program (3)	29	67	53	75
Transaction expenses, net (4)	919	725	1,792	1,394
Impairments and loss on disposal of assets (5)	127	153	136	272
Recruiting and relocation costs (6)	—	71	—	275
Severance costs (7)	—	—	—	178
Adjusted EBITDA	$30,379	$35,325	$53,132	$63,915

Total revenues	$307,887	$258,561	$590,127	$501,010
Net income margin	0.7%	3.4%	0.2%	3.2%
Adjusted EBITDA margin	9.9%	13.7%	9.0%	12.8%

Additional information
Deferred rent expense (8)	$293	$406	$478	$749
_____________________________
(1) Represents costs related to process improvements and strategic initiatives. These costs are recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(2) Represents non-cash, stock-based compensation expense, net of amounts capitalized, which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Income from operations	$7,313	$16,447	$8,426	$28,733
Less: Franchise revenues	(2,904)	(3,104)	(5,553)	(6,245)
Add:
General and administrative expenses	33,185	27,189	63,404	54,847
Depreciation and amortization	18,136	14,536	34,693	26,807
Transaction expenses, net (1)	919	725	1,792	1,394
Impairments and loss on disposal of assets (2)	127	153	136	272
Restaurant level operating profit	$56,776	$55,946	$102,898	$105,808

Restaurant sales	$304,983	$255,457	$584,574	$494,765
Income from operations margin	2.4%	6.4%	1.4%	5.8%
Restaurant level operating profit margin	18.6%	21.9%	17.6%	21.4%

Additional information
Deferred rent expense (3)	$244	$357	$379	$650
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
Liquidity and Capital Resources

As of June 29, 2025, we had cash and cash equivalents of $19.2 million and outstanding borrowings under the Credit Facility of $252.8 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $87.4 million under our revolving credit facility of $125.0 million, of which $2.1 million is reserved under letters of credit pursuant to our credit agreement, dated as of October 6, 2021 as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers pay for their purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

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

We estimate that our capital expenditures will total approximately $148.0 million to $152.0 million in 2025, not including the capital allocated to franchise acquisitions. This capital is invested primarily in new restaurant projects and planned remodels. We plan to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings pursuant to our Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended June 29, 2025 and June 30, 2024:

	TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 29, 2025	JUNE 30, 2024
Cash provided by operating activities	$59,570	$56,893
Cash used in investing activities	(132,849)	(135,355)
Cash provided by financing activities	59,144	73,863
Net decrease in cash and cash equivalents and restricted cash	$(14,135)	$(4,599)
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. Cash provided by operations increased during the twenty-six week period ended June 29, 2025 as compared to the twenty-six week period ended June 30, 2024 primarily due to the increase from (i) the timing of operational payments and (ii) the impact of non-cash charges, offset by the decrease to income from operations.
Cash used in investing activities decreased during the twenty-six weeks ended June 29, 2025 from the twenty-six weeks ended June 30, 2024 due principally to increases in the number of new restaurants and capital projects into which the Company is investing, offset by amounts paid to acquire franchise locations.
Cash provided by financing activities includes borrowings from the Company’s Credit Facility to fund capital projects and related debt issuance costs.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity and Food Price Risks
We project our full year commodity inflation to range between 5% and 7%.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2025, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2024 Form 10-K filed with SEC on March 11, 2025 for a discussion of the material weaknesses, which continue to exist as of June 29, 2025.

Remediation Efforts

In connection with the material weaknesses, management has taken the following remedial actions:

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
•Designed and implemented a comprehensive risk assessment process during second quarter of 2025 to identify risks of material misstatement and ensure our internal control framework has the appropriate business process controls to meet the objectives and address the risks identified.

While management believes that these actions will remediate the material weaknesses, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively. As management continues to evaluate and improve the Company’s internal control over financial reporting, additional improvements may be implemented, or management may further modify the remediation plan described above.

Changes in Internal Control over Financial Reporting
As noted in the Remediation Efforts section above, there have been changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. We currently do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows. See Note 13, Commitments and Contingencies, in the accompanying notes to the unaudited interim consolidated financial statements.

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
Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended June 29, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration (2)
Laura Sorensen, Chief People Officer	6/11/2025	Rule 10b5-1 Trading Arrangement	Up to 246,625 shares to be sold (3)	6/30/2026
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
(3) Ms. Sorensen’s trading plan provides for the sale of up to 246,625 shares after the applicable mandatory cooling-off period subject to limit prices.

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
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the second fiscal quarter ended June 29, 2025, filed on August 5, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2025.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)