Form 10-Q
period 2025-09-28
First Watch Restaurant Group, Inc.
filed 2025-11-04
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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

The registrant had outstanding 61,032,105 shares of common stock as of October 31, 2025.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Assets
Current assets:
Cash and cash equivalents	$20,714	$33,312
Accounts receivable	5,506	7,235
Inventory	6,486	6,117
Prepaid expenses	6,712	7,008
Derivative assets, current	—	20
Other current assets	4,298	2,184
Total current assets	43,716	55,876
Goodwill	420,208	398,565
Intangible assets, net	177,235	167,596
Operating lease right-of-use assets	609,820	527,674
Property, fixtures and equipment, net of accumulated depreciation of $268,698 and $229,227, respectively	464,593	361,394
Other long-term assets	4,657	3,251
Total assets	$1,720,229	$1,514,356
Liabilities and Equity
Current liabilities:
Accounts payable	$7,231	$6,961
Accrued liabilities	49,831	39,607
Accrued compensation	30,564	21,244
Deferred revenues	2,637	5,623
Current portion of operating lease liabilities	72,785	55,704
Current portion of long-term debt	13,123	9,228
Derivative liabilities, current	596	105
Total current liabilities	176,767	138,472
Operating lease liabilities	645,455	555,576
Long-term debt, net	250,988	189,043
Deferred income taxes	33,787	32,218
Derivative liabilities	912	503
Other long-term liabilities	5,009	3,155
Total liabilities	1,112,918	918,967
Commitments and contingencies (Note 13)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 61,032,105 and 60,700,090 shares issued and outstanding at September 28, 2025 and December 29, 2024, respectively	610	607
Additional paid-in capital	657,387	649,045
Accumulated deficit	(49,554)	(53,822)
Accumulated other comprehensive loss	(1,132)	(441)
Total equity	607,311	595,389
Total liabilities and equity	$1,720,229	$1,514,356
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Revenues:
Restaurant sales	$313,636	$248,965	$898,210	$743,730
Franchise revenues	2,386	2,644	7,939	8,889
Total revenues	316,022	251,609	906,149	752,619
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	69,730	55,865	208,355	163,852
Labor and other related expenses	102,387	83,756	300,451	247,332
Other restaurant operating expenses	50,140	38,891	141,002	113,232
Occupancy expenses	25,891	21,075	73,849	60,733
Pre-opening expenses	3,813	2,387	9,980	5,782
General and administrative expenses	33,746	27,680	97,150	82,527
Depreciation and amortization	19,662	15,153	54,355	41,960
Impairments and loss on disposal of assets	175	114	311	386
Transaction expenses, net	428	375	2,220	1,769
Total operating costs and expenses	305,972	245,296	887,673	717,573
Income from operations	10,050	6,313	18,476	35,046
Interest expense	(4,567)	(3,441)	(11,904)	(9,421)
Other income, net	191	624	1,141	1,663
Income before income taxes	5,674	3,496	7,713	27,288
Income tax expense	(2,683)	(1,384)	(3,445)	(9,062)
Net income	$2,991	$2,112	$4,268	$18,226

Net income	$2,991	$2,112	$4,268	$18,226
Other comprehensive income (loss)
Unrealized gain (loss) on derivatives	88	(3,560)	(920)	(2,421)
Income tax related to other comprehensive income (loss)	(22)	888	229	604
Comprehensive income (loss)	$3,057	$(560)	$3,577	$16,409

Net income per common share - basic	$0.05	$0.03	$0.07	$0.30
Net income per common share - diluted	$0.05	$0.03	$0.07	$0.29
Weighted average number of common shares outstanding - basic	61,027,278	60,428,016	60,933,443	60,275,167
Weighted average number of common shares outstanding - diluted	62,834,080	61,851,127	62,798,962	62,343,751
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 31, 2023	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284
Net income	—	—	—	7,214	—	7,214
Stock-based compensation	—	—	1,866	—	—	1,866
Common stock issued under stock-based compensation plans, net	480,826	5	3,142	—	—	3,147
Other comprehensive income, net of tax	—	—	—	—	929	929
Balance at March 31. 2024	60,372,531	604	639,107	(65,533)	262	574,440
Net income	—	—	—	8,900	—	8,900
Stock-based compensation	—	—	2,452	—	—	2,452
Common stock issued under stock-based compensation plans, net	30,307	—	66	—	—	66
Other comprehensive loss, net of tax	—	—	—	—	(74)	(74)
Balance at June 30, 2024	60,402,838	604	641,625	(56,633)	188	585,784
Net income	—	—	—	2,112	—	2,112
Stock-based compensation	—	—	2,076	—	—	2,076
Common stock issued under stock-based compensation plans, net	149,255	2	1,829		—	1,831
Other comprehensive loss, net of tax	—	—	—	—	(2,672)	(2,672)
Balance at September 29, 2024	60,552,093	$606	$645,530	$(54,521)	$(2,484)	$589,131

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 29, 2024	60,700,090	$607	$649,045	$(53,822)	$(441)	$595,389
Net loss	—	—	—	(829)	—	(829)
Stock-based compensation	—	—	2,259	—	—	2,259
Common stock issued under stock-based compensation plans, net	274,453	3	130	—	—	133
Other comprehensive loss, net of tax	—	—	—	—	(663)	(663)
Balance at March 30, 2025	60,974,543	610	651,434	(54,651)	(1,104)	596,289
Net income	—	—	—	2,106	—	2,106
Stock-based compensation	—	—	2,842	—	—	2,842
Common stock issued under stock-based compensation plans, net	49,428	—	170	—	—	170
Other comprehensive loss, net of tax	—	—	—	—	(94)	(94)
Balance at June 29, 2025	61,023,971	610	654,446	(52,545)	(1,198)	601,313
Net income	—	—	—	2,991	—	2,991
Stock-based compensation	—	—	2,941	—	—	2,941
Common stock issued under stock-based compensation plans, net	8,134	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	66	66
Balance at September 28, 2025	61,032,105	$610	$657,387	$(49,554)	$(1,132)	$607,311

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Cash flows from operating activities:
Net income	$4,268	$18,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,355	41,960
Stock-based compensation, net of amounts capitalized	7,926	6,394
Non-cash operating lease costs	24,167	19,241
Non-cash loss on extinguishments and modifications of debt	—	358
Deferred income taxes	1,798	7,497
Amortization of debt discount and deferred issuance costs	493	412
Impairments and loss on disposal of assets	311	386
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	1,729	600
Inventory	(179)	280
Prepaid expenses	365	78
Other assets, current and long-term	(2,590)	(1,912)
Accounts payable	270	550
Accrued liabilities and other long-term liabilities	11,546	6,567
Accrued compensation and deferred payroll taxes	9,320	3,486
Deferred revenues, current and long-term	(3,570)	(3,441)
Other liabilities	—	(259)
Operating lease liabilities	(2,757)	(7,674)
Net cash provided by operating activities	107,452	92,749
Cash flows from investing activities:
Capital expenditures	(120,108)	(87,272)
Acquisitions, net of cash acquired	(54,833)	(78,547)
Purchase of intangible assets	(830)	(100)
Net cash used in investing activities	(175,771)	(165,919)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	261,500	22,500
Repayments of borrowings on revolving credit facility	(226,500)	(52,500)
Proceeds from issuance of long-term debt	27,500	197,500
Repayments of long-term debt, including finance lease liabilities	(7,082)	(95,401)
Payment of debt discount and deferred issuance costs	—	(2,430)
Proceeds from exercise of stock options, net of employee taxes paid	303	5,044
Contingent consideration payment	—	(375)
Net cash provided by financing activities	55,721	74,338
Net (decrease) increase in cash and cash equivalents	(12,598)	1,168
Cash and cash equivalents:
Beginning of period	33,312	49,961
End of period	$20,714	$51,129
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$6,918	$5,943
Cash paid for income taxes, net of refunds	$2,061	$2,952

Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities (1)	$104,097	$104,433
Leased assets obtained in exchange for new finance lease liabilities	$9,536	$195
Remeasurements and terminations of operating lease assets and lease liabilities	$5,620	$3,084
Remeasurements and terminations of finance lease assets and lease liabilities	$(520)	$(13)
(Decrease) Increase in liabilities from acquisition of property, fixtures and equipment	$(391)	$3,044
(1) Leased assets and liabilities obtained during the thirty-nine weeks ended September 28, 2025 and September 29, 2024 include $23.6 million and $28.1 million from business acquisitions, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 32 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of September 28, 2025, the Company operated 548 company-owned restaurants and had 72 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended September 28, 2025 and September 29, 2024 were 13-week periods. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 29, 2024 (“2024 Form 10-K”).
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
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses and other current assets and liabilities approximate their fair values due to their short-term maturities.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software, which updates the accounting for internal-use software by replacing stage-based rules with a principles-based framework, clarifying the criteria for capitalization and merging website development cost guidance. The amendments in this update are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The update may be applied prospectively, retrospectively, or on a modified transition basis based on the status of the project and whether software costs were capitalized before the date of adoption. Management is currently evaluating the impact of this new standard.
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

	DATE OF ACQUISITION
(in thousands, except number of acquired restaurants)	APRIL 14, 2025	APRIL 28, 2025
Number of acquired restaurants	3	16
Purchase price (cash)	$6,985	$49,247
Transaction costs incurred	$416	$1,005
Deferred franchise fees recognized as a result of termination of pre-existing franchise agreement	$—	$398
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$5	$24
Inventory	$31	$159
Other assets	$9	$124
Property, fixtures and equipment	$2,998	$19,800
Reacquired rights	$1,920	$13,060
Goodwill	$2,876	$18,767
Operating right-of-use assets, net of lease positions and prepaid rent	$2,922	$17,305
Operating lease liabilities	$(3,735)	$(19,896)
Accounts payable	$(2)	$—
Deferred revenues - gift card liabilities assumed	$(39)	$(96)
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
Pro-forma financial information of the acquired restaurants for periods prior to the acquisition dates is not presented due to the immaterial impact on the consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Revenues
Revenues recognized disaggregated by type were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Restaurant sales:
In-restaurant dining sales	$254,155	$207,047	$728,282	$613,422
Third-party delivery sales	37,163	22,372	103,633	72,682
Take-out sales	22,318	19,546	66,295	57,626
Total restaurant sales	313,636	248,965	898,210	743,730

Franchise revenues:
Royalty and system fund contributions	2,333	2,587	7,371	8,257
Initial fees	53	57	170	219
Business combinations - revenues recognized	—	—	398	413
Total franchise revenues	2,386	2,644	7,939	8,889
Total revenues	$316,022	$251,609	$906,149	$752,619
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Deferred revenues:
Deferred gift card revenue	$2,423	$5,385
Deferred franchise fee revenue - current	214	238
Total current deferred revenues	$2,637	$5,623
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,242	$1,691
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Deferred gift card revenue:
Balance, beginning of period	$3,301	$3,022	$5,385	$5,224
Gift card sales	1,455	1,271	6,305	5,518
Gift card redemptions	(2,073)	(1,915)	(8,422)	(7,766)
Gift card breakage	(260)	(237)	(980)	(1,000)
Gift card liabilities assumed through acquisitions	—	—	135	165
Balance, end of period	$2,423	$2,141	$2,423	$2,141
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Deferred franchise fee revenue:
Balance, beginning of period	$1,489	$1,893	$1,929	$2,061
Cash received	20	32	95	439
Franchise revenues recognized	(53)	(57)	(170)	(219)
Business combinations - franchise revenues recognized	—	—	(398)	(413)
Balance, end of period	$1,456	$1,868	$1,456	$1,868
5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Receivable rebates from vendors	$1,332	$1,657
Receivables from third-party delivery providers	2,354	1,445
Receivables from franchisees	934	987
Receivables related to gift card sales	362	1,683
Other receivables	524	1,463
Total accounts receivable	$5,506	$7,235
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Construction liabilities	$16,378	$16,769
Sales tax	8,973	7,919
Interest payable	4,663	267
Insurance liabilities	3,499	2,521
Utilities	3,011	2,156
Credit card fees	2,090	1,973
Property tax	2,262	830
Contingent rent	1,241	1,058
Other	7,714	6,114
Total accrued liabilities	$49,831	$39,607

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    Debt
Long-term debt, net consisted of the following:

	SEPTEMBER 28, 2025		DECEMBER 29, 2024
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facilities	$214,438	7.15%	$193,797	6.93%
Revolving Credit Facility	35,000	7.49%	—
Finance lease liabilities	12,924		2,766
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,301)		(1,342)
Total debt, net	264,111		198,271
Less: Current portion of long-term debt	(13,123)		(9,228)
Long-term debt, net	$250,988		$189,043
Credit Facility
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated October 6, 2021, the terms of which were amended on February 24, 2023 and January 5, 2025, which provides for (i) a $225.0 million term loan A facility and delayed draw facility (the “Term Facilities”) and (ii) a $125.0 million revolving credit facility, (“the Revolving Credit Facility”), and together with the Term Facilities, (the “Credit Facility”). The Credit Facility matures on January 5, 2029.
During the second quarter of 2025, the Company drew $27.5 million on the delayed draw facility and $32.5 million on the Revolving Credit Facility, primarily to fund the business acquisitions referenced in Note 3, Business Acquisitions. As of September 28, 2025, the delayed draw facility was fully drawn with the same servicing and repayment terms as the term loan A facility.
As of September 28, 2025, borrowings under the Credit Facility bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) SOFR plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 8, Interest Rate Swaps, for information about the Company’s variable-to-fixed interest rate swap agreements.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the dates indicated:

	SEPTEMBER 28, 2025		DECEMBER 29, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facilities	$214,438	$214,322	$193,797	$193,417
Revolving Credit Facility	$35,000	$34,980	$—	$—
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
Under the credit agreement, FWR (and in certain circumstances, Holdings) and its subsidiaries are subject to affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with its covenants under the credit agreement as of September 28, 2025.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    Interest Rate Swaps
Interest rate swaps are utilized to hedge a portion of the cash flows of the Company’s variable rate debt.
On June 23, 2023, Management entered into two variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $90.0 million and mature on October 6, 2026. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from, or make payments to, the counterparties based on the three-month SOFR rate.
On May 17, 2024, Management entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $60.0 million and mature on June 30, 2027. Under the terms of the interest rate swaps, the Company will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from, or make payments to, the counterparties based on the three-month SOFR rate.
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
Amounts reported in Other comprehensive income (loss) related to the interest rate swaps are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the thirty-nine weeks ended September 28, 2025, a total of $0.1 million was reclassified from Other comprehensive income (loss) as a reduction to Interest expense. Over the next 12 months, Management estimates that $0.9 million will be reclassified as an increase to interest expense.
9.    Leases
The following table includes detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheet Classification	SEPTEMBER 28, 2025	DECEMBER 29, 2024
Finance lease assets - current	Other current assets	$1,365	$—
Operating lease right-of-use assets	Operating lease right-of-use assets	609,820	527,674
Finance lease assets	Property, fixtures and equipment, net	10,962	2,724
Total lease assets		$622,147	$530,398

Operating lease liabilities - current(1)	Current portion of operating lease liabilities	$72,785	$55,704
Operating lease liabilities - non-current	Operating lease liabilities	645,455	555,576
Finance lease liabilities - current(1)	Current portion of long-term debt	1,873	587
Finance lease liabilities - non-current	Long-term debt, net	11,051	2,179
Total lease liabilities		$731,164	$614,046
_____________
(1) Excludes all variable lease expense for real estate leases.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income (Loss) Classification	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
		SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$21,905	$18,269	$62,449	$51,021
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	5,953	4,816	16,997	14,242
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	342	134	760	395
Interest on lease liabilities	Interest expense	155	15	286	51
Total lease expense (1)		$28,355	$23,234	$80,492	$65,709
_____________
(1) Includes contingent rent expense of $0.5 million and $0.4 million during the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, and $1.5 million and $1.3 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.

Supplemental cash flow information related to leases was as follows:

(in thousands)	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$41,044	$39,450
Operating cash flows - finance leases	$286	$51
Financing cash flows - finance leases	$223	$431
Supplemental information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Weighted-average remaining lease term (in years)
Operating leases	12.9	13.4
Finance leases	9.4	3.5
Weighted-average discount rate (1)
Operating leases	7.8%	7.8%
Finance leases	6.2%	6.4%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    Deferred Compensation
The First Watch Deferred Compensation Plan was adopted by the Company effective January 1, 2025. The First Watch Deferred Compensation Plan allows officers and other key employees to defer their compensation within designated annual limits. Discretionary matching and other credits may be made to the accounts of active participants, which vest based on an employee’s years of service or vest in full upon an active participant’s death, disability or a Company change in control event, as defined in the plan. Participants’ earnings on contributions fluctuate with the actual earnings and losses of available investment choices selected by the participants.
While the First Watch Deferred Compensation Plan is unsecured, Management has elected to fund certain of these obligations through a rabbi trust, the assets of which consist of Company-owned life insurance policies. The assets held in the rabbi trust are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.
The cash surrender value of the life insurance policies held in the rabbi trust is recorded in other long-term assets. As of September 28, 2025, rabbi trust assets totaled $1.4 million. Changes to the cash surrender value and any increases or decreases to deferred compensation liabilities incurred under the First Watch Deferred Compensation Plan are recorded as general and administrative expenses. As of September 28, 2025, the deferred compensation obligation included in other long-term liabilities totaled $1.5 million.
11.     Equity and Stock-Based Compensation
Stock option awards
There were no stock option awards granted during the thirty-nine weeks ended September 28, 2025. A summary of stock option activity during the thirty-nine weeks ended September 28, 2025 was as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 29, 2024	3,701,017	$10.14	$31,676	4.1
Forfeited	(964)	$12.58
Exercised	(30,959)	$9.79
Outstanding, September 28, 2025	3,669,094	$10.14	$21,512	3.4

Exercisable, September 28, 2025	3,659,622	$10.14	$21,480	3.4
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on Nasdaq on the last trading day of the period.
A summary of the non-vested stock option activity during the thirty-nine weeks ended September 28, 2025 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested, December 29, 2024	324,245	$6.55
Forfeited	(963)	$6.76
Vested	(313,810)	$6.66
Nonvested, September 28, 2025	9,472	$2.88
Restricted stock units
During the thirty-nine weeks ended September 28, 2025, a total of 1,028,509 restricted stock units (“RSUs”) were granted. Of the total RSUs granted, 597,737 will vest ratably over a period of three years from grant date, 65,364 will vest one year from the grant date, and the remaining 365,408 will vest four years from the grant date. A summary of the Company’s RSU activity during the thirty-nine weeks ended September 28, 2025 is as follows:

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 29, 2024	759,721	$20.67	$14,207
Granted	1,028,509	$16.75
Forfeited	(8,846)	$19.95
Vested	(301,056)	$19.36
Outstanding, September 28, 2025	1,478,328	$18.22	$23,653
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $16.00 and $18.70 on September 26, 2025 and December 27, 2024, the last trading days of the periods, respectively.
Stock-based compensation expense, net of amounts capitalized, was $2.9 million and $2.1 million during the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, and $7.9 million and $6.4 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively. Capitalized stock-based compensation included in property, fixtures and equipment totaled $0.1 million for the thirty-nine weeks ended September 28, 2025. The total related income tax benefit for stock-based compensation expense was $0.1 million during the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, and $1.3 million and $1.6 million during the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of September 28, 2025:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$1	0.2
Restricted stock units	$20,160	2.2
12.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Income before income taxes	$5,674	$3,496	$7,713	$27,288
Income tax expense	$(2,683)	$(1,384)	$(3,445)	$(9,062)
Effective income tax rate	47.3%	39.6%	44.7%	33.2%

The Company’s income tax expense for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For both the thirteen and thirty-nine weeks ended September 28, 2025, and the thirteen and thirty-nine weeks ended September 29, 2024, there were no significant discrete items recorded.

In the United States, a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (the “FICA tax credit”). The amount of FICA tax credits generated is primarily driven by restaurant sales.

The effective income tax rates for the thirteen and thirty-nine weeks ended September 28, 2025 increased as compared to the same periods in the prior year primarily due to the changes in income before income taxes, the increase in FICA tax credits and the corresponding change in the valuation allowance, and the impact of executive compensation.
For the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, the income tax expense includes the impact of changes to the estimate of forecasted annual income before taxes relative to the prior period in each respective year.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management applied the relevant provisions of H.R. 1 – One Big Beautiful Bill in the third quarter of 2025 following its enactment on July 4, 2025, including provisions related to research and development. The impact on our consolidated financial statements was immaterial.
Valuation allowance
Management evaluates quarterly whether the resulting deferred tax assets are realizable given the Company’s earnings history. Based on the available evidence, the Company does not meet the more likely than not standard related to the realization of a portion of the deferred tax assets as of September 28, 2025. Accordingly, the Company has established a valuation allowance on the portion of deferred tax assets deemed not realizable, including state charitable contribution carryovers, various state loss carryforwards and various federal tax credit carryforwards.
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
13.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of September 28, 2025. In the event any litigation losses become probable and estimable, the Company will recognize anticipated losses.
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
Revenue is derived from sales of food and beverage, net of discounts, by Company-owned restaurants as well as franchise royalty, system fund and initial franchise fees. The measure of total assets for the reporting segment is reported on the consolidated balance sheets. The measure of capital expenditures for the reporting segment is reported on the consolidated statements of cash flows.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table details consolidated net income for the segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Total revenues	$316,022	$251,609	$906,149	$752,619
Less:
Food and beverage costs	69,730	55,865	208,355	163,852
Labor and other related expenses	102,387	83,756	300,451	247,332
Other restaurant operating expenses	50,140	38,891	141,002	113,232
Occupancy expenses	25,891	21,075	73,849	60,733
Pre-opening expenses	3,813	2,387	9,980	5,782
Stock-based compensation, net of amounts capitalized	2,877	2,076	7,926	6,394
General and administrative expenses (1)	30,869	25,604	89,224	76,133
Depreciation and amortization	19,662	15,153	54,355	41,960
Other segment items (2)	603	489	2,531	2,155
Interest expense	4,567	3,441	11,904	9,421
Other income, net	(191)	(624)	(1,141)	(1,663)
Income tax expense	2,683	1,384	3,445	9,062
Net income	$2,991	$2,112	$4,268	$18,226
(1) General and administrative expenses excludes stock-based compensation, net of amounts capitalized presented separately.
(2) Other segment items included in segment net income are primarily transaction expenses, and impairments and loss on disposal of assets.
15.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except share and per share data)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Numerator:
Net income	$2,991	$2,112	$4,268	$18,226
Denominator:
Weighted average common shares outstanding - basic	61,027,278	60,428,016	60,933,443	60,275,167
Weighted average common shares outstanding - diluted	62,834,080	61,851,127	62,798,962	62,343,751
Net income per common share - basic	$0.05	$0.03	$0.07	$0.30
Net income per common share - diluted	$0.05	$0.03	$0.07	$0.29
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	12,552	14,584	12,552	12,552
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	222,055	419,863	9	317,530
Diluted net income per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock awards outstanding and unvested as of the respective periods using the treasury method.

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
Overview
First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. The Company’s common stock trades on Nasdaq under the ticker symbol “FWRG”. A recipient of hundreds of local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. For four consecutive years, First Watch was named a Top 100 Most Loved Workplace® by Newsweek and the Best Practice Institute, and in 2025, was named the #1 Most Loved Workplace for the second year in a row.
The Company operates and franchises restaurants in 32 states under the “First Watch” trade name and as of September 28, 2025, the Company had 548 company-owned restaurants and 72 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended September 28, 2025 (“third quarter of 2025”) as compared, unless otherwise indicated below, to the thirteen weeks ended September 29, 2024 (“third quarter of 2024”), reflected the continued momentum of our operating performance and include the following:
•Opened 21 system-wide restaurants in 14 states, with 1 planned closure, resulting in a total of 620 system-wide restaurants (548 company-owned and 72 franchise-owned) across 32 states
•Total revenues increased 25.6% to $316.0 million in the third quarter of 2025 from $251.6 million in the third quarter of 2024
•System-wide sales increased 20.9% to $352.7 million in the third quarter of 2025 from $291.8 million in the third quarter of 2024
•Same-restaurant sales growth of 7.1%
•Same-restaurant traffic growth of 2.6%
•Income from operations margin increased to 3.2% during the third quarter of 2025 from 2.5% in the third quarter of 2024
•Restaurant level operating profit margin* increased to 19.7% in the third quarter of 2025 from 18.9% in the third quarter of 2024
•Net income increased to $3.0 million, or $0.05 per diluted share, in the third quarter of 2025 from net income of $2.1 million, or $0.03 per diluted share, in the third quarter of 2024
•Adjusted EBITDA* increased to $34.1 million in the third quarter of 2025 from $25.6 million in the third quarter of 2024
___________________
* See Non-GAAP Financial Measures Reconciliations section below.

Business Trends

In the third quarter of 2025, the Company’s same-restaurant traffic grew 2.6%, marking two consecutive quarters of positive traffic growth. We expect positive traffic trends to continue through the end of the year.

Commodity inflation was 3.0% in the third quarter of 2025, driven by coffee and bacon. We project our full year commodity inflation to be approximately 6%.

Restaurant-level wage inflation during the third quarter was 3.6% and full year inflation is expected to be approximately 4%.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, there were 381 restaurants and 344 restaurants, respectively, in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we use the following non-GAAP measures, which present operating results on an adjusted basis: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Restaurant level operating profit and (iv) Restaurant level operating profit margin. Our presentation of these non-GAAP measures includes isolating the effects of some items that are either nonrecurring in nature or have no meaningful correlation to our ongoing core operating performance. These supplemental measures of performance are not required by or presented in accordance with GAAP. Management believes these non-GAAP measures provide investors with additional visibility into our operations, facilitate analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance, help to identify operational trends and allow for greater transparency with respect to metrics used by Management in our financial and operational decision making. Our non-GAAP measures may not be comparable to similarly titled measures used by other companies and have important limitations as analytical tools. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP as they may not provide a complete understanding of our performance. These non-GAAP measures should be reviewed in conjunction with our consolidated financial statements prepared in accordance with GAAP.

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
Selected Operating Data

	THIRTEEN WEEKS ENDED SEPTEMBER 28, 2025
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	531	69	600
New restaurant openings	18	3	21
Acquisitions of franchise-owned restaurants	—	—	—
Closures	(1)	—	(1)
End of period	548	72	620

	THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2025
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	489	83	572
New restaurant openings	43	8	51
Acquisitions of franchise-owned restaurants	19	(19)	—
Closures	(3)	—	(3)
End of period	548	72	620

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
System-wide sales (in thousands)	$352,688	$291,806	$1,021,896	$880,364
Same-restaurant sales growth	7.1%	(1.9)%	3.7%	(0.6)%
Same-restaurant traffic growth	2.6%	(4.4)%	1.3%	(4.3)%
Income from operations (in thousands)	$10,050	$6,313	$18,476	$35,046
Income from operations margin	3.2%	2.5%	2.1%	4.7%
Restaurant level operating profit (in thousands) (1)	$61,675	$46,991	$164,573	$152,799
Restaurant level operating profit margin (1)	19.7%	18.9%	18.3%	20.5%
Net income (in thousands)	$2,991	$2,112	$4,268	$18,226
Net income margin	0.9%	0.8%	0.5%	2.4%
Adjusted EBITDA (in thousands) (2)	$34,099	$25,624	$87,231	$89,539
Adjusted EBITDA margin (2)	10.8%	10.2%	9.6%	11.9%
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

Results of Operations
The following table summarizes our results of operations and the percentages of certain items in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively:

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025		SEPTEMBER 29, 2024		SEPTEMBER 28, 2025		SEPTEMBER 29, 2024
Revenues
Restaurant sales	$313,636	99.2%	$248,965	98.9%	$898,210	99.1%	$743,730	98.8%
Franchise revenues	2,386	0.8%	2,644	1.1%	7,939	0.9%	8,889	1.2%
Total revenues	316,022	100.0%	251,609	100.0%	906,149	100.0%	752,619	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	69,730	22.2%	55,865	22.4%	208,355	23.2%	163,852	22.0%
Labor and other related expenses	102,387	32.6%	83,756	33.6%	300,451	33.4%	247,332	33.3%
Other restaurant operating expenses	50,140	16.0%	38,891	15.6%	141,002	15.7%	113,232	15.2%
Occupancy expenses	25,891	8.3%	21,075	8.5%	73,849	8.2%	60,733	8.2%
Pre-opening expenses	3,813	1.2%	2,387	1.0%	9,980	1.1%	5,782	0.8%
General and administrative expenses	33,746	10.7%	27,680	11.0%	97,150	10.7%	82,527	11.0%
Depreciation and amortization	19,662	6.2%	15,153	6.0%	54,355	6.0%	41,960	5.6%
Impairments and loss on disposal of assets	175	0.1%	114	—%	311	—%	386	0.1%
Transaction expenses, net	428	0.1%	375	0.1%	2,220	0.2%	1,769	0.2%
Total operating costs and expenses	305,972	96.8%	245,296	97.5%	887,673	98.0%	717,573	95.3%
Income from operations (1)	10,050	3.2%	6,313	2.5%	18,476	2.1%	35,046	4.7%
Interest expense	(4,567)	(1.4)%	(3,441)	(1.4)%	(11,904)	(1.3)%	(9,421)	(1.3)%
Other income, net	191	0.1%	624	0.2%	1,141	0.1%	1,663	0.2%
Income before income taxes	5,674	1.8%	3,496	1.4%	7,713	0.9%	27,288	3.6%
Income tax expense	(2,683)	(0.8)%	(1,384)	(0.6)%	(3,445)	(0.4)%	(9,062)	(1.2)%
Net income	$2,991	0.9%	$2,112	0.8%	$4,268	0.5%	$18,226	2.4%
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Restaurant sales:
In-restaurant dining sales	$254,155	$207,047	22.8%	$728,282	$613,422	18.7%
Third-party delivery sales	37,163	22,372	66.1%	103,633	72,682	42.6%
Take-out sales	22,318	19,546	14.2%	66,295	57,626	15.0%
Total restaurant sales	$313,636	$248,965	26.0%	$898,210	$743,730	20.8%

The increase in total restaurant sales as compared to the same periods in the prior year was due principally to (i) the increase in number of restaurants due to NROs, (ii) restaurants acquired from franchisees, (iii) menu price increases and (iv) an increase in same-restaurant traffic, partially offset by increased promotional usage.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Franchise revenues:
Royalty and system fund contributions	$2,333	$2,587	(9.8)%	$7,371	$8,257	(10.7)%
Initial fees	53	57	(7.0)%	170	219	(22.4)%
Business acquisitions - franchise revenues recognized	$—	$—	—%	$398	$413	(3.6)%
Total Franchise revenues	$2,386	$2,644	(9.8)%	$7,939	$8,889	(10.7)%
The decrease in franchise revenues during the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year was primarily driven by the Company’s acquisitions of franchise-owned restaurants, partially offset by franchise revenues from the franchise-owned NROs.
Food and Beverage Costs
Food and beverage costs at company-owned restaurants vary with sales volume and are subject to increases and declines in commodity costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Food and beverage costs	$69,730	$55,865	24.8%	$208,355	$163,852	27.2%
As a percentage of restaurant sales	22.2%	22.4%	(0.2)%	23.2%	22.0%	1.2%

Food and beverage costs as a percent of restaurant sales decreased during the thirteen weeks ended September 28, 2025 compared to the same period in the prior year primarily as a result of leverage associated with menu price increases, partially offset by commodity inflation experienced in bacon and coffee.

Food and beverage costs as a percent of restaurant sales increased during the thirty-nine weeks ended September 28, 2025 as compared to the same period in the prior year primarily due to (i) commodity inflation experienced in eggs, coffee, bacon and avocados, and (ii) increased portion size in certain menu items, partially offset by the leverage associated with menu price increases.
Food and beverage costs increased during the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year primarily as a result of (i) the increase in the number of company-owned restaurants, (ii) commodity inflation and (iii) increased portion size of meat in certain menu items.
Labor and Other Related Expenses
Labor and other related expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and employee benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, the number and performance of our company-owned restaurants and increased competition for qualified staff.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Labor and other related expenses	$102,387	$83,756	22.2%	$300,451	$247,332	21.5%
As a percentage of restaurant sales	32.6%	33.6%	(1.0)%	33.4%	33.3%	0.1%
Labor and other related expenses as a percentage of restaurant sales decreased during the thirteen weeks ended September 28, 2025 compared to the same period in the prior year primarily as a result of (i) the leverage associated with menu price increases and (ii) hourly labor efficiency. These decreases were partially offset by an increase in health insurance costs.

Labor and other related expenses as a percentage of restaurant sales increased during the thirty-nine weeks ended September 28, 2025 as compared to the same period in the prior year primarily as a result of increases in (i) wage rates and (ii) health insurance costs, partially offset by the leverage associated with menu price increases.

The increase in labor and other related expenses during the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year was primarily due to (i) the increase in the number of restaurants and related headcount, (ii) wage increases and (iii) increased health insurance costs.
Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other operating variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Other restaurant operating expenses	$50,140	$38,891	28.9%	$141,002	$113,232	24.5%
As a percentage of restaurant sales	16.0%	15.6%	0.4%	15.7%	15.2%	0.5%
As a percentage of restaurant sales, the increase in other restaurant operating expenses for the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year was primarily due to increases in (i) operating supply costs, in particular, menus and to-go supplies and (ii) third-party delivery fees.
The increase in other restaurant operating expenses during the thirteen weeks ended September 28, 2025 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants driving increased expenses, including (i) $3.6 million in operating supplies, (ii) $3.0 million related to utilities and repair and maintenance expenses, (iii) $3.2 million in third-party delivery fees and (iv) $1.4 million in credit card fees.
The increase in other restaurant operating expenses during the thirty-nine weeks ended September 28, 2025 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants driving increased expenses, including (i) $8.8 million in operating supplies, (ii) $7.7 million related to utilities, repair and maintenance expenses, (iii) $6.3 million in third-party delivery fees, (iv) $3.0 million in credit card fees, (v) $1.0 million in insurance expenses and (vi) $0.7 million in legal, accounting and licensing fees.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Occupancy expenses	$25,891	$21,075	22.9%	$73,849	$60,733	21.6%
As a percentage of restaurant sales	8.3%	8.5%	(0.2)%	8.2%	8.2%	—%
As a percentage of restaurant sales, the decrease in occupancy expenses for the thirteen weeks ended September 28, 2025 as compared to the same period in the prior year was primarily due to leveraging increased restaurant sales.
The increase in occupancy expenses during the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year was primarily due to the increase in the number of company-owned restaurants.

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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Pre-opening expenses	$3,813	$2,387	59.7%	$9,980	$5,782	72.6%
The increase in pre-opening expenses during the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year was primarily from (i) increases in pre-opening rent and (ii) the higher number of new restaurants opened and under construction.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
General and administrative expenses	$33,746	$27,680	21.9%	$97,150	$82,527	17.7%
The increase in general and administrative expenses during the thirteen weeks ended September 28, 2025 as compared to the same period in the prior year was mainly due to (i) a $2.9 million increase in marketing expenses, (ii) a $2.4 million increase in compensation expense from wage increases and additional employee headcount to support growth and (iii) a $0.5 million increase in licenses and fees including information technology related expenses for an increased number of restaurants.
The increase in general and administrative expenses during the thirty-nine weeks ended September 28, 2025 as compared to the same period in the prior year was mainly due to, (i) a $7.4 million increase in marketing expenses, (ii) a $4.4 million increase in compensation expense from wage increases and additional employee headcount to support growth, (iii) a $1.5 million increase in licenses and fees including information technology related expenses for an increased number of restaurants and (iv) a $0.8 million increase in consulting and other professional services fees.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Depreciation and amortization	$19,662	$15,153	29.8%	$54,355	$41,960	29.5%
The increase in depreciation and amortization during the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year is primarily related to depreciating and amortizing the assets of NROs and of acquired restaurants, including reacquired rights from franchisees.

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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Transaction expenses, net	$428	$375	14.1%	$2,220	$1,769	25.5%

The increase in Transaction expenses, net during the thirteen weeks ended September 28, 2025 as compared to the same period in the prior year was primarily due to $0.3 million on costs incurred in connection with a secondary equity offering. This increase was partially offset by $(0.2) million decrease in costs in connection with the acquisitions of restaurants from our franchisees.

The increase in Transaction expenses, net during the thirty-nine weeks ended September 28, 2025 as compared to the same period in the prior year was primarily due to a $0.6 million reduction to contingent consideration liability in the first quarter of 2024 partially offset by $0.3 million of debt modification costs incurred in the first quarter of 2024.
Income from Operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Income from operations	$10,050	$6,313	59.2%	$18,476	$35,046	(47.3)%
As a percentage of restaurant sales	3.2%	2.5%	0.7%	2.1%	4.7%	(2.6)%
Income from operations and income from operations margin increased during the thirteen weeks ended September 28, 2025 compared to the same period in the prior year due to leveraging revenue against certain costs including (i) labor and other related expenses, (ii) food and beverage costs, (iii) occupancy expense and (iv) general and administrative expenses.
Income from operations and income from operations margin decreased during the thirty-nine weeks ended September 28, 2025 as revenue increases were exceeded by increases in various other costs compared to the same period in the prior year including (i) food and beverage costs, (ii) labor and related expenses, (iii) other restaurant operating expenses, (iv) preopening expenses and (v) depreciation and amortization expense, partially offset by leveraging of general and administrative expenses.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Interest expense	$4,567	$3,441	32.7%	$11,904	$9,421	26.4%

The increase in interest expense during the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year was primarily due to increased borrowings associated with franchise acquisitions.

Other Income, Net
Other income, net includes items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Other income, net	$191	$624	(69.4)%	$1,141	$1,663	(31.4)%
Other income, net decreased during the thirteen and thirty-nine weeks ended September 28, 2025 as compared to the same periods in the prior year primarily due to a reduction in interest income partially offset by insurance recoveries.
Income Tax
Income tax expense primarily consists of various federal and state taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Income tax expense	$(2,683)	$(1,384)	93.9%	$(3,445)	$(9,062)	(62.0)%
Effective income tax rate	47.3%	39.6%	7.7%	44.7%	33.2%	11.5%

For the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, the income tax expense includes the impact of changes to the estimate of forecasted annual income before taxes relative to the prior period in each respective year.

The effective income tax rates during the thirteen and thirty-nine weeks ended September 28, 2025 increased as compared to the same periods in the prior year primarily due to (i) the changes in income before income taxes, (ii) the increase in FICA tax credits and the corresponding change in valuation allowance and (iii) the impact of executive compensation.

Management applied the relevant provisions of H.R. 1 – One Big Beautiful Bill in the third quarter of 2025 following its enactment on July 4, 2025, including provisions related to research and development. The impact on our consolidated financial statements was immaterial.

Net Income

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Net income	$2,991	$2,112	41.6%	$4,268	$18,226	(76.6)%
As a percentage of total revenues	0.9%	0.8%	0.1%	0.5%	2.4%	(1.9)%

Net income and net income margin during the thirteen weeks ended September 28, 2025 increased as compared to the same period in the prior year primarily due to the increase in income from operations, partially offset by (i) the increase in interest expense and (ii) the increase in income tax expense.

Net income and net income margin during the thirty-nine weeks ended September 28, 2025 decreased as compared to the same period in the prior year primarily due to the (i) decrease in income from operations as expenses increased at a higher rate than revenue and (ii) increase in interest expense associated with increased borrowings to fund acquisitions, offset partially by the impact of income taxes.

Restaurant Level Operating Profit and Restaurant Level Operating Profit Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Restaurant level operating profit	$61,675	$46,991	31.2%	$164,573	$152,799	7.7%
Restaurant level operating profit margin	19.7%	18.9%	0.8%	18.3%	20.5%	(2.2)%

Restaurant level operating profit margin during the thirteen weeks ended September 28, 2025 increased as compared to the same period in the prior year primarily due to (i) favorable labor and other related expenses as a percent of sales, (ii) favorable food and beverage costs as a percent of sales and (iii) favorable occupancy expenses as a percent of sales. This was partially offset by the deleverage of other restaurant operating expenses.

Restaurant level operating profit margin during the thirty-nine weeks ended September 28, 2025 decreased as compared to the same period in the prior year primarily due to (i) inflation across commodities, (ii) increases in restaurant-level wages and (iii) increases in preopening expenses. This was partially offset by the leverage associated with menu price increases.

Restaurant level operating profit for the thirteen and thirty-nine weeks ended September 28, 2025 increased as compared to the same periods in the prior year due to sales growth driven by the increase in (i) restaurant locations, (ii) traffic and (iii) menu prices. This was partially offset by an increase in (i) labor costs, (ii) food and beverage expenses, (iii) other restaurant operating expenses, (iv) occupancy expense and (v) preopening expenses.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	Change
Adjusted EBITDA	$34,099	$25,624	33.1%	$87,231	$89,539	(2.6)%
Adjusted EBITDA margin	10.8%	10.2%	0.6%	9.6%	11.9%	(2.3)%
Adjusted EBITDA increased during the thirteen weeks ended September 28, 2025 compared to the same period in the prior year primarily due to an increase in restaurant level operating profit partially offset by an increase in general and administrative expenses.
Adjusted EBITDA margin increased during the thirteen weeks ended September 28, 2025 compared to the same period in the prior year primarily due to (i) an increase in restaurant level operating profit margin and (ii) a decrease in general and administrative expenses as a percentage of revenues.
Adjusted EBITDA decreased during the thirty-nine weeks ended September 28, 2025 as compared to the same period in the prior year primarily due to the increase in general and administrative expenses partially offset by the increase in restaurant level operating profit.
Adjusted EBITDA margin decreased during the thirty-nine weeks ended September 28, 2025 as compared to the same period in the prior year primarily due to the decrease in restaurant level operating profit margin partially offset by the decrease in general and administrative expenses as a percentage of revenues.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Net income	$2,991	$2,112	$4,268	$18,226
Depreciation and amortization	19,662	15,153	54,355	41,960
Interest expense	4,567	3,441	11,904	9,421
Income tax expense	2,683	1,384	3,445	9,062
EBITDA	29,903	22,090	73,972	78,669
Strategic costs (1)	715	558	2,748	954
Loss on extinguishment and modification of debt	—	—	—	428
Stock-based compensation, net of amounts capitalized (2)	2,877	2,076	7,926	6,394
Delaware Voluntary Disclosure Agreement Program (3)	1	26	54	101
Transaction expenses, net (4)	428	375	2,220	1,769
Impairments and loss on disposal of assets (5)	175	114	311	386
Recruiting and relocation costs (6)	—	359	—	634
Severance costs (7)	—	26	—	204
Adjusted EBITDA	$34,099	$25,624	$87,231	$89,539

Total revenues	$316,022	$251,609	$906,149	$752,619
Net income margin	0.9%	0.8%	0.5%	2.4%
Adjusted EBITDA margin	10.8%	10.2%	9.6%	11.9%

Additional information
Deferred rent expense (8)	$(141)	$327	$337	$1,076
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Income from operations	$10,050	$6,313	$18,476	$35,046
Less: Franchise revenues	(2,386)	(2,644)	(7,939)	(8,889)
Add:
General and administrative expenses	33,746	27,680	97,150	82,527
Depreciation and amortization	19,662	15,153	54,355	41,960
Transaction expenses, net (1)	428	375	2,220	1,769
Impairments and loss on disposal of assets (2)	175	114	311	386
Restaurant level operating profit	$61,675	$46,991	$164,573	$152,799

Restaurant sales	$313,636	$248,965	$898,210	$743,730
Income from operations margin	3.2%	2.5%	2.1%	4.7%
Restaurant level operating profit margin	19.7%	18.9%	18.3%	20.5%

Additional information
Deferred rent expense (3)	$(168)	$277	$211	$927
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
Liquidity and Capital Resources

As of September 28, 2025, we had cash and cash equivalents of $20.7 million and outstanding borrowings under the Credit Facility of $249.4 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $87.9 million under our revolving credit facility of $125.0 million, of which $2.1 million is reserved under letters of credit pursuant to our credit agreement, dated as of October 6, 2021 as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers pay for their purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

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

We estimate that our capital expenditures will total approximately $150.0 million in 2025, not including the capital allocated to franchise acquisitions. This capital is invested primarily in new restaurant projects and planned remodels. We plan to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings pursuant to our Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended September 28, 2025 and September 29, 2024:

	THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Cash provided by operating activities	$107,452	$92,749
Cash used in investing activities	(175,771)	(165,919)
Cash provided by financing activities	55,721	74,338
Net (decrease) increase in cash and cash equivalents and restricted cash	$(12,598)	$1,168
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. Cash provided by operations increased during the thirty-nine week period ended September 28, 2025 as compared to the thirty-nine week period ended September 29, 2024 primarily due to the increase from (i) the timing of operational payments and (ii) the impact of non-cash charges, offset by the decrease to income from operations.
Cash used in investing activities increased during the thirty-nine weeks ended September 28, 2025 from the thirty-nine weeks ended September 29, 2024 due principally to increases in the number of new restaurants and capital projects into which the Company is investing, offset by amounts paid to acquire franchise locations.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity and Food Price Risks
We project our full year commodity inflation to be approximately 6%.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Due to the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2025, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.

Refer to the management report on internal control over financial reporting in Part II - Item 9A of the 2024 Form 10-K filed with SEC on March 11, 2025 for a discussion of the material weaknesses, which continue to exist as of September 28, 2025.

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
•Formalized certain roles and reviewed responsibilities, including ensuring appropriate segregation of duties. Implemented preventive and detective controls designed to segregate certain duties to reduce the risk of fraud and errors.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended September 28, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration (2)
Eric Hartman, Chief Development Officer	9/4/2025	Rule 10b5-1 Trading Arrangement	Up to 75,000 shares to be sold (3)	5/1/2026
William Kussell, Director	9/9/2025	Rule 10b5-1 Trading Arrangement	Up to 98,650 shares to be sold (4)	8/31/2027
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
(3) Mr. Hartman’s trading plan provides for the sale of up to 75,000 shares after the applicable mandatory cooling-off period subject to limit prices.
(4) Mr. Kussell’s trading plan provides for the sale of up to 98,650 shares after the applicable mandatory cooling-off period subject to limit prices.
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
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the third fiscal quarter ended September 28, 2025, filed on November 4, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2025.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)