Form 10-K
period 2025-12-28
First Watch Restaurant Group, Inc.
filed 2026-02-24
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Stock Market) was approximately $733.4 million.

As of February 20, 2026, 61,138,143 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 28, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report on Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements can be identified by words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance and statements discussing our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business, such as those contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include:

•our vulnerability to changes in consumer preferences and economic conditions such as inflation and recession;
•our inability to successfully open new restaurants or establish new markets;
•our inability to effectively manage our growth;
•potential negative impacts on sales at our and our franchisees’ restaurants as a result of our opening new restaurants in existing markets;
•a decline in visitors to any of the retail centers, lifestyle centers, or entertainment centers where our restaurants are located;
•lower than expected same-restaurant sales growth;
•unsuccessful marketing programs and limited time new offerings;
•changes in the cost of food;
•unprofitability or closure of new restaurants or lower than previously experienced performance in existing restaurants;
•our inability to compete effectively for customers;
•our vulnerability to food safety and food-borne illness concerns;
•unsuccessful financial performance of our franchisees, our limited control over our franchisees’ operations, our inability to maintain good relationships with our franchisees and conflicts of interest with our franchisees;
•the geographic concentration of our system-wide restaurant base in the southeast portion of the United States;
•damage to our reputation and negative publicity;
•our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media and artificial intelligence;
•our limited number of suppliers and distributors for several of our frequently used ingredients and shortages or disruptions in the supply or delivery of such ingredients;
•information technology system failures or breaches of our network security;
•our failure to comply with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection;
•our potential liability with our gift cards under the property laws of some states;
•our failure to enforce and maintain our trademarks and protect our other intellectual property;
•litigation with respect to intellectual property assets;
•our dependence on our executive officers and certain other key employees;
•our inability to identify, hire, train and retain qualified individuals for our workforce;
•our failure to obtain or to properly verify the employment eligibility of our employees;
•our failure to maintain our corporate culture as we grow;
•unionization activities among our employees;
•employment and labor law proceedings;
•labor shortages or increased labor costs or health care costs;
•risks associated with leasing property subject to long-term and non-cancelable leases;
•risks related to our sale of alcoholic beverages;
•costly and complex compliance with federal, state and local laws, including trade and tax policies;
•changes in accounting principles applicable to us;
•our vulnerability to natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism;

•our inability to secure additional capital to support business growth; our level of indebtedness;
•failure to comply with covenants under our credit facility; and
•uncertainty regarding the Russia and Ukraine war, war and unrest in the Middle East and the related impact on macroeconomic conditions, including inflation, as a result of such conflicts or other related events.

See Item 1A. “Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date hereof and is expressly qualified in its entirety by these cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1. Business

First Watch Restaurant Group, Inc. is a Delaware holding company. Unless the context otherwise requires, “we,” “us,” “our,” “First Watch,” the “Company,” “Management” and other similar references refer to First Watch Restaurant Group, Inc. and, unless otherwise stated, all of its subsidiaries.

Overview

Since opening our doors in 1983, we have been a pioneer in Daytime Dining, serving made-to-order breakfast, brunch and lunch using the freshest of ingredients. We have built our brand on our commitment to operational excellence, our culinary mission centered around a fresh, continuously evolving menu, and our “You First” culture. Our focus on one daytime shift enables us to optimize restaurant operations while generating an average unit volume of $2.3 million per restaurant in 2025 in only 7.5 hours per day. This daytime focus also provides us with a competitive advantage, allowing us to attract and retain employees who are passionate about hospitality and drawn to our “No Night Shifts Ever” approach, among other attractive benefits.

As of December 28, 2025, we had a total of 633 restaurants across 32 states, 560 of which were company-owned and 73 of which were franchise-owned.

We “Follow the Sun”

Every morning, thousands of our employees arrive at the crack of dawn to slice and juice fresh fruits and vegetables, bake muffins, brew our fresh coffee and whip up our French Toast batter from scratch. Every menu item is made-to-order and prepared with care. We do not use microwave ovens, heat lamps or deep fryers in our kitchens. At First Watch, we are driven by a pursuit of freshness as is highlighted by our culinary and sourcing philosophy to “Follow the Sun.” With this philosophy, our menu, which is inspired by the seasons, changes four to five times per year. Our rotating seasonal menu is commonly cited by our customers as a core element of the First Watch experience and has included favorites such as the Parmesan and Prosciutto Toast, Chimichurri Steak and Eggs Hash, and the Brooklyn Breakfast Sandwich.

These seasonal items are offered alongside our award-winning chef-driven menu that includes elevated executions of classic favorites for breakfast, brunch and lunch, such as our protein-packed Breakfast Quinoa Bowl, Chickichanga and Avocado Toast. Our menu also features fresh juices, that we juice each morning, including Morning Meditation and Kale Tonic.

Our Culture: You First

For over four decades, we have cultivated an organizational culture built on our foundational concept of “You First,” which puts serving others above all else. As a company, we put our employees first and empower them to do whatever it takes to put our customers first. As evidenced by our vision to “Create Amazing Opportunities for Our People,” we also work hard to provide our employees with opportunities for advancement and meaningful relationships, and we prioritize personal and professional growth so that our people can thrive. We believe our approach and operating model have enabled us to retain and attract the best and brightest employees in the industry and are key factors in our ability to meet our growing demand across the country. As a result, we are proud of the many people-focused awards and accolades we have received over the past few decades. For four consecutive years, First Watch has been named a Top 100 Most Loved Workplace® by the Best Practice Institute, and in 2025, was named the #1 Most Loved Workplace for the second year in a row, as featured in The Wall Street Journal. Also, in 2025, First Watch was named one of Yelp’s Most Loved Brands nationwide.

We also extend our You First culture by giving back to important organizations and causes that are meaningful to our people and our communities. In addition to various local philanthropic efforts in the communities we serve, First Watch focuses its giving through key efforts designed to create positive impact both externally and within our organization:

•Project Sunrise: Through this initiative, we source our coffee beans from women-owned farms in Colombia, and we pay an annual quality incentive bonus to farmers to further support their high-quality production. This program in turn empowers these women leaders to reinvest in their communities.

•Pediatric Cancer Research: We donate a portion of the proceeds from each sale of a First Watch kid’s meal to the V Foundation in order to support and advance pediatric cancer research. As of December 28, 2025, we have donated approximately $2.0 million toward this important effort.

•The You First Fund: Established in 2020, the You First Fund provides grants to eligible team members experiencing personal hardship related to qualifying disasters. The fund is intended to support employees and their immediate families during their times of most significant need and is funded through a portion of the proceeds from each kid’s meal sale, along with contributions from the Company, our employees and others. Since its inception, this fund has provided our employees with over $1.1 million in hardship grants.

Growth Strategies

New Restaurant Openings

We believe First Watch has the potential for more than 2,200 restaurants in the continental United States. In 2021, First Watch was recognized by FSR Magazine as the fastest-growing full-service restaurant company in the United States based on unit growth. In 2025, we continued to realize that potential by opening 64 new company-owned and franchise-owned restaurants, which we collectively refer to as “system-wide” restaurants, across 23 states. Our growth strategy contemplates increasing the annual number of new system-wide restaurant openings.

In selecting new locations, we evaluate specific market characteristics, demographics, traffic patterns, co-tenants and growth potential. Our development approach has proven that First Watch has tremendous portability across markets, with new restaurants boasting a consistent and strong average unit volume across all geographies. First Watch’s top 10% of restaurants in terms of sales, span 13 states and 24 designated market areas. The average annual sales volumes of our new restaurants outpace the system average, and we expect to sustain the performance through quality real estate selection and the introduction of features and operational practices designed to efficiently serve more demand.

Acquisitions of Franchise-Owned Restaurants

Our long-term growth strategy includes the acquisition of First Watch restaurants operated by certain of our franchisees. To that end, during 2025, we acquired 19 operating restaurants along with development and territory rights in two separate transactions. We believe the Company’s operation of the restaurants acquired from our franchisees as well as development in the reacquired territory, provides substantial opportunity to realize new Company value. At December 28, 2025, we had 9 franchisees operating 73 restaurants with 17 total new restaurant development obligations. At December 28, 2025, 12 franchise-owned restaurants are subject to our option to purchase.

Drive Restaurant Traffic and Build Sales

Our return on invested capital reflects our disciplined focus on building sales and traffic through the core elements of the First Watch experience - serving high-quality food, delivering memorable service, and providing an inviting atmosphere.

•Delivering an Excellent On-Premise Dining Experience. Excellence in restaurant-level execution, recognized by customers and reinforced by the many accolades we have received, increases the visit frequency of our customers, promotes trial by new consumers and ultimately encourages loyalty. Our single menu, throughout the day, streamlines our supply chain and restaurant operations, simplifies our employee training and provides for a consistent and superior customer dining experience.

•Technology and Increased Accessibility. We believe that technology can continue to elevate the First Watch experience for both our employees and customers. To date we have implemented technologies that have enhanced accessibility by adding the functionality for direct ordering of takeout as well as third-party delivery integrations. In 2025 and 2024, our total off-premises sales accounted for 19.0% and 17.5%, respectively, of our total restaurant sales.

In-restaurant dining sales continue to strengthen, indicating continued customer demand for experiences and connection. Along with many other operational initiatives, processes and procedures, we continue to see opportunity to use technology to elevate the customer experience and simplify tasks for our teams. In February 2024, we completed the roll-out of pay-at-the-table technology at all company-owned restaurants. Through a QR code on our receipts, customers can seamlessly pay using Apple Pay, Google Pay or a credit or debit card, reducing bottlenecks at host stands, particularly during peak weekend hours. In 2025 we relaunched our customer facing technology platforms including a new ordering system, a new waitlist experience as well as a redeveloped app that we believe provides enhanced tools and experiences to remove bottlenecks and deliver a better experience. Amongst a variety of other benefits, customers can choose to auto check-in from the waitlist as they approach the restaurant, utilize new nutrition and allergen filters, and store personalized offers in a dynamic mobile wallet. We view these innovations as critical to maintaining relevancy across generations and ensuring that First Watch evolves with societal trends.

•Continued Menu Innovation. We constantly evolve our on-trend menu which highlights quality and freshness and is operationally efficient. When it comes to sourcing our produce, we are guided by a core philosophy: “Follow the Sun.” We believe our highly anticipated seasonal menus drive customer frequency, as we welcome each season with exceptional ingredients harvested when they are most flavorful and fresh. In addition, successful platform introductions such as our Fresh Juice program, our Shareables, our alcohol program and our premium iced coffees add incremental sales opportunities and capitalize on growing trends. Our longstanding practice of rotating our menu four to five times annually, serves as an ongoing source of innovation and learning as we continue to learn what items are embraced by our customers and teams, allowing us the ability to use past items to refresh and improve our core menu. We continue to seek ways to enhance our seasonal menu and in early 2026, we relaunched both a new seasonal and core menu rooted in feedback from both our employees and our customers.

•Increasing Our Brand Awareness. For over 40 years, our brand awareness has grown primarily through word-of-mouth as our service, menu and environment created loyal fans. While we believe that organic growth of brand awareness contributes to our local feel, we also recognize the potential of strategically marketing in appropriate channels to accelerate our brand awareness. We continue to build expertise in, and deploy tested strategies for, utilizing targeted digital channels to reach certain attractive customer segments and build top-of-mind awareness. These channels include paid social media, connected TV, paid search, programmatic digital and digital out-of-home to name a few. In 2025, we began to increase investment in these digital channels as we have tested and learned the appropriate spending levels and media mix to drive traffic and achieve a return on the investment. In addition, by using our first party data, we have been able to identify higher frequency customers and target similar customers with digital media vehicles. These demand generation strategies have aided in “balancing out” our customer base in recent years by growing penetration with Millennial and Gen Z segments.

•Customer Technology & Customer Data: We accelerated the implementation of customer data acquisition systems in order to better inform us of the habits and behaviors of our customers. With the large increase in remote digital orders, we also sought to digitize in-restaurant orders for the purpose of creating an omnichannel view of the First Watch customer. By integrating remote waitlist, remote orders, tokenized credit card transactions and WiFi into one system, we now have the ability to better understand trial and frequency. Since we implemented these systems, we have gathered information for millions of customer profiles, approximately 7.6 million of whom have opted for direct communication from First Watch. The advances in these foundational systems have allowed us to learn more about our customers and the behaviors that ultimately drive lifetime customer value. We see this as a long-term opportunity to drive increased visit frequency as we have the ability to build new customer technology features that elevate the customer experience.

Operations

Restaurant Staff

As of December 28, 2025, we had more than 17,500 restaurant employees. None of our employees are part of a collective bargaining agreement and based upon independent surveys and our internal evaluations, we believe our “You First” organizational culture continues to foster overall favorable relations with our employees.

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

Training

Our training programs share our legacy and culture of operating excellence. We have a training facility at our corporate headquarters named the F.A.R.M. (“First Watch Academy of Restaurant Management”), to which we invite managers-in-training for a week-long immersive brand experience where we teach everything from our history and cultural pillars to leadership and management tools. In addition, newly hired managers-in-training also complete a comprehensive 10-week C.A.F.E. (“Culture and Food Experience”) training program in the restaurants, alongside experienced managers. Training for all in-restaurant management positions, as well as multi-unit leadership, was also enhanced to clearly define and delineate roles in order to drive both results and engagement. New hourly employees participate in at least three days of initial onboarding training and shadowing. Our general managers and directors of operations conduct in-restaurant training for our staff who also train online through our Virtual Learning Academy. In 2025, we also introduced our new training platform, consisting of short employee tutorials in a fun, video-based format to enhance front-of-house and back-of-house knowledge on topics such as our menu, food preparation, teamwork, food safety, Company values and inventory, among other topics.

Purchasing and Distribution

Our Supply Chain department manages and negotiates directly with qualified, national suppliers and distributors with the dual goals of securing the supply of high quality, fresh products and controlling cost. Our selected vendors undergo assessments from our Quality Assurance department to ensure that products purchased conform to our specifications and quality standards. Additionally, our Quality Assurance department conducts on-site visits and requires third-party supplier audits or Global Food Safety Initiative certification for all food distributors and manufacturing facilities to help ensure good manufacturing practices, food safety, pest control, sanitation, training, regulatory compliance and food defense systems are in place. To help ensure freshness, most of our restaurants accept produce and broadline distribution deliveries at least three times per week.

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

Restaurant management incentive plans provide strong motivation to meet and exceed standards. In addition, as part of our overall food quality assurance, we send product samples to accredited third-party laboratories to verify key quality attributes. We also maintain a formal process for reviewing vendors’ food safety practices to ensure they meet or exceed industry standards, as described above.

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

Marketing and Advertising

We use a variety of marketing channels, including affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, email communications, promotions and partnerships. We continue to focus on increasing our engagement with social media platforms in order to generate brand awareness and also to gather information we can then apply to future marketing efforts.

Franchise Program

As of December 28, 2025, we had 9 franchisees that operated 73 restaurants and our existing franchisees had 17 total new restaurant development obligations. Typically, our franchise agreements provide an initial term of 10 years with additional renewal terms that total 10 years subject to various conditions that include upgrades to the restaurant facility and brand image. All franchise agreements grant licenses to use our trademarks, trade secrets and proprietary methods, recipes and procedures. The initial franchise fee for each restaurant is $35,000 to $40,000. Franchisees are required to pay 4.0% of franchised restaurant sales in royalties and contribute 1.0% to 3.0% of franchised restaurant sales to a system fund, which is used for advertising, marketing and public relations programs and materials on a system-wide basis.

Human Capital

“You First” Culture Elevates Employee and Customer Satisfaction

First Watch has a simple mission statement based on its “You First” culture—“Making days brighter at every opportunity.” We have been people-focused from our inception as we have always believed our employees are our greatest asset. We believe that putting our employees first, in turn, leads them to put customers first and we are confident that our people-centric culture plays a significant role in retaining our employees. This culture was also a key factor in the Company’s achievement of being named a Top 100 Most Loved Workplace® for four consecutive years by the Best Practice Institute, and in 2025, being named the #1 Most Love Workplace for the second year in a row, as featured in The Wall Street Journal. This designation was based on an assessment of First Watch’s people practices along with an independent survey of approximately 1,000 of our employees.

Listening to Our Employees

We believe in fostering an environment where all employees feel valued and heard, and we furnish employees with various communication channels to provide regular feedback, including surveys, meetings, and, most importantly, direct communication with Company leadership. In 2025, CEO and President, Chris Tomasso, Chief People Officer, Laura Sorensen and Chief Operations Officer, Dan Jones, hosted twenty-three separate 90-minute calls with hourly employees across the country for their fifth annual W.H.Y. Tour – their “We Hear You” listening tour. The purpose of these in-depth sessions is to learn more about the issues most meaningful to our hourly workforce. As a result of these tours, we have been able to take swift action on the issues that surfaced, resulting in positive changes for both employees and customers. New menu changes, employee benefits, training, operational practices, and system enhancements to improve service and operations, have been introduced as a direct result of feedback from each annual tour, reinforcing our culture of listening to our employees and taking action on the issues that matter the most to them.

Taking Care of Our Employees

At First Watch, our people are our purpose, which is why we continue to invest in benefits and programs. We operate on a “No Nights Ever” model and work to get our restaurant employees “out the door by four”– which allows our teams to enjoy evenings with their family and friends, and an improved quality of life. This one-shift model provides our employees with a work-life balance that does not exist for many employees in the restaurant industry. In addition to this flexibility, we support our employees with healthcare benefits, a 401(k) plan, tuition reimbursement, family leave and other assistance, including but not limited to:

•Discounted and Company-subsidized backup childcare and eldercare available for all employees, at all levels
•“You First” Emergency Assistance Fund
•Free telemedicine for all employees regardless of insurance plan enrollment
•Complimentary access to the Calm App (for meditation, relaxation and sleep) for all employees and five of their loved ones
•24/7 access to confidential counseling and concierge services through the Company’s Employee Assistance Program for all employees and their family members, as well as free personal and professional coaching
•No-cost high school diploma program
•Discounts on thousands of items from sporting tickets and computers to cars and daycare
•Pet insurance

Including Our Employees

At First Watch, we are committed to making days brighter by creating a culture where our teams and our customers feel valued and celebrated for who they are and the differences they bring to the table. With our mission of “Making days brighter at every opportunity”, we endeavor to provide all employees with the opportunity to contribute at the highest level to ensure everyone can belong, thrive, and “Follow the Sun” to reach their fullest potential. We believe the composition of our teams reflects the diversity of our restaurant communities across the country, allowing us to better anticipate market trends and address the needs of our customers. And while our work is ongoing, we are dedicated to continuing to build upon our “You First” commitment and unlock possibilities for each team member and the communities we serve. We work with an outside consultant to complete an annual assessment of our culture and talent to better understand our current landscape, benchmark progress, and drive performance.

For five consecutive years, we have leveraged our #beabetterhuman initiative to take our people-focused approach to a new level. The #beabetterhuman initiative is comprised of monthly interactive in-person and online training workshops fostering personal and professional development. The #beabetterhuman campaign was designed to educate and develop our workforce, raise awareness of key issues impacting our employees, and influence positive change. We continue to build upon the success of the program with expanded development offerings to both our Home Office employees and restaurant management teams. Our #beabetterhuman campaign also inspired the opportunity for Home Office employees to give back to the community through our executive-sponsored and employee-led Kale Krew, which coordinates multiple volunteer opportunities annually.

Developing Our Employees

Professional development and growth are a way of life at First Watch. A majority of our general managers at corporate-owned restaurants are promoted from within. The average tenures for our directors of operations, regional vice presidents and field operations vice presidents are approximately 8 years, 12 years and 13 years, respectively.

First Watch takes a holistic approach to career advancement and development, with a focus on building skills, leadership capabilities, and long-term growth opportunities across all levels of the organization. We are constantly iterating and promoting career advancement opportunities for our people. Specific programs include:

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
•Established in 2018, our First Watch Academy of Restaurant Management (F.A.R.M) immerses new restaurant managers in our You First culture and leverages Company subject matter experts to educate these leaders on a variety of essential topics, including leadership behaviors.

While we prioritize personal and professional growth because we believe it is simply the right thing to do and it is part of our culture, it also makes our aggressive growth plans possible. With over 100 new restaurants in our real estate development pipeline, we need a robust GM-ready talent bench. Our ongoing career growth opportunities, along with our culture and hours, are key components to our employee value proposition, which fuels our ability to both attract and retain great talent.

Retaining Our Employees

Our focus on employee engagement and support contributes to our award-winning culture and employee retention. Our turnover measures well below the industry average and has improved sequentially over the last two years for both managers and hourly team members, enabling us to better provide consistent and memorable dining experiences for our customers.

Experienced, Passionate Leadership Team and Deep Bench of Talent

Our team is led by passionate executives who have an extensive mix of experience in our brand and with other leading national restaurant concepts and consumer-facing businesses. We have a deep bench of talent throughout the organization. Our executives and key employees average more than 15 years of industry experience and our directors of operations have an average tenure at First Watch of approximately 8 years. In addition, our restaurant staff includes hundreds of fully-trained, tested, high-performing managers throughout our system who are poised to step into the general manager role as we execute our growth strategy and open new restaurants.

Government Regulation

We are subject to extensive federal, state and local government laws and regulations, including those relating to, among others, public health and safety, zoning and fire codes, alcoholic beverage control and franchising.

In addition, we are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, the Americans with Disabilities Act and various federal and state laws governing such matters as minimum wages, exempt versus non-exempt status, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. New laws, regulations or interpretations could impact our business or our cost of compliance.

For a discussion of the various risks we face from regulation and compliance matters, see Item 1A.“Risk Factors.”

Intellectual Property

We have registered “First Watch the Daytime Cafe,” “You First,” “Yeah, It’s Fresh!” and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office (“USPTO”). In addition, the First Watch logo, website name and address and social media accounts are our intellectual property. Our policy is to pursue and maintain registration of our service marks and trademarks and to oppose vigorously any infringement or dilution of our service marks or trademarks. We maintain certain recipes for our menu items, as well as certain standards, specifications and operating procedures, as trade secrets or confidential information.

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

As consumers increasingly seek higher quality breakfast, brunch and lunch experiences, we believe we are well-positioned to compete with a wide range of national, regional and local establishments that operate during our hours of operation. More directly, we do not believe there is a comparable offering within our segment that operates at the scale of First Watch. We view our primary competition as a network of independent restaurants that also serve breakfast and lunch in neighborhoods across the United States.

Seasonality

Our quarterly results of operations are subject to fluctuations due to the timing of holidays, weather conditions and the number of new restaurant openings.

See Item 1A.“Risk Factors” for a discussion of risks related to periodic fluctuations.

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

Additional Information

Our consumer website is located at www.firstwatch.com, and our investor relations website is located at https://investors.firstwatch.com. We make available, free of charge, through our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with the SEC. Our reports and other materials filed with the SEC are also available at www.sec.gov. The references to these website addresses are included as textual references only, and the information contained on or accessible through these websites is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K or any of our other SEC filings.

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

Item 1A. Risk Factors

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes. If any of the risks and uncertainties described in the cautionary factors below actually occur or continue to occur, our business, financial condition, results of operations and cash flow and the trading price of our common stock could be materially and adversely affected. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Moreover, the risks below are not the only risks we face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may adversely impact our business, reputation, financial condition, results of operations or cash flow or the trading price of our common stock.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:

Risks Related to Our Business and Industry

•our vulnerability to changes in economic conditions, consumer preferences and other factors, many of which are largely outside of our control

•our inability to open new restaurants in new and existing markets or to operate them as profitably as we have experienced in the past
•our inability to effectively manage our growth
•opening new restaurants in existing markets may adversely impact sales at our and our franchisees’ existing restaurants
•the number of visitors to retail, lifestyle or entertainment centers where our restaurants are located may decline
•lower than expected same-restaurant sales growth or same-restaurant traffic growth
•unsuccessful marketing programs or limited-time menu offerings
•shortages or disruptions in the supply or delivery of frequently used food items or increases in the cost of our frequently used food items
•unsuccessful new restaurant openings
•our inability to compete successfully with other breakfast and lunch restaurants
•our vulnerability to food safety and food-borne illness concerns
•issues with our existing franchisees, including their financial performance, our lack of control over their operations and conflicting business interests
•our reliance on a small number of suppliers for a substantial amount of our food and coffee
•geographic concentration
•damage to our reputation and negative publicity, even if unwarranted
•our inability to effectively manage the accelerated impact of social media and artificial intelligence

Risks Related to Information Technology and Intellectual Property

•our failure to adequately protect our network security
•compliance with, and expansion of, federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection
•potential state property law liability with our gift cards
•our failure to enforce and maintain our trademarks and other intellectual property
•adverse litigation outcomes with respect to our intellectual property rights

Risks Related to Employees and the Workforce

•our inability to identify qualified individuals for our workforce
•our failure to maintain our corporate culture
•potential unionization activities
•risks associated with our sustainability activities

Legal and Regulatory Risks

•compliance with federal and local environmental, labor, employment, food safety, franchise, zoning and other applicable laws and regulations
•the distraction and expense of litigation
•labor shortages and increased labor and healthcare costs
•risks associated with leasing properties subject to long-term and non-cancelable leases
•the impact of changes to future tax laws, unanticipated tax liabilities and realization of our deferred tax assets
•risks related to our sale of alcoholic beverages

Risks Related to Accounting and Financial Reporting Matters

•impairment in the carrying value of our goodwill or indefinite-lived intangible assets
•risks associated with changes to accounting estimates
•our inability to effectively manage our internal control over financial reporting
•changes in accounting principles or estimates

Risks Related to Our Indebtedness

•our level of indebtedness
•our duty to comply with covenants under our Credit Agreement
•volatility in credit and capital markets

Risks Related to Our Company and Organizational Structure

•our reliance on our operating subsidiaries
•risks associated with the anti-takeover provisions of Delaware law, our amended and restated certificate of incorporation (as amended to date, “our amended and restated certificate of incorporation”) and bylaws
•risks associated with exclusive forum jurisdiction in the Court of Chancery in the State of Delaware

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

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and locations of competing restaurants have adversely affected, and may continue to adversely affect the performance of individual locations. In addition, economic downturns, geopolitical tensions, inflation or increased food or energy costs have harmed and could continue to harm the restaurant industry in general and our restaurants in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could have a material adverse effect on our business, financial condition and results of operations. It is possible that consumers may no longer regard our menu offerings favorably, that we will no longer be able to develop new menu items that appeal to consumer preferences or that there will be a drop in consumer demands for restaurant dining during breakfast and lunch dayparts. Restaurant traffic and our resulting sales depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. For example, the widespread popularity of certain weight loss drugs, which suppress a person’s appetite, may impact sales or traffic in our restaurants. In addition, the restaurant industry is subject to scrutiny due to the perception that restaurant company practices have contributed to poor nutrition, high caloric intake, obesity or other health concerns of their customers. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers, which could have a material adverse effect on our business, financial condition and results of operations.
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

In addition, our system-wide restaurants are geographically concentrated in the southeast portion of the United States and we have encountered, and may continue to encounter, new challenges as we enter new markets. The challenges of entering new markets include: difficulties in hiring experienced personnel; increased labor costs; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of company-owned and franchise-owned restaurants in our existing markets, and we may find that our concept has limited appeal in new markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants and could have a material adverse effect on our business, financial condition and results of operations.

Our failure to manage our growth effectively could harm our business and results of operations.

Our growth plan includes opening new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue our enhancement of these systems, procedures and controls and to recruit, hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could have a material adverse effect on our business, financial condition and results of operations.

Opening new restaurants in existing markets may adversely impact sales at our and our franchisees’ existing restaurants.

The consumer target area of our company-owned restaurants and our franchise-owned restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, if we open new restaurants in or near markets in which we or our franchisees already have restaurants, it could have a material adverse effect on the results of operations and same-restaurant sales growth for our restaurants in such markets due to the close proximity with our other restaurants and market saturation. Our existing restaurants could also make it more difficult to build our and our franchisees’ consumer base for a new restaurant in the same market. Sales transfer between our restaurants may become significant in the future as we continue to open new restaurants and could affect our sales growth, which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

Our same-restaurant sales growth and same-restaurant traffic growth may be lower than we expect in future periods.

Same-restaurant sales growth will continue to be a critical factor affecting our ability to generate profits because the profit margin on same-restaurant sales growth is generally higher than the profit margin on new restaurant sales. Our ability to increase same-restaurant sales growth depends in part on our ability to successfully implement our marketing and operations initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target same-restaurant sales growth or that the change in same-restaurant sales growth could be negative, which may adversely impact our ability to achieve profitability. This could have a material adverse effect on our business, financial condition and results of operations.

Same-restaurant traffic growth is a significant factor affecting our ability to increase same-restaurant sales growth. This measure also provides an important indicator as to the development of our brand and the effectiveness of our marketing strategy. Our ability to increase same-restaurant traffic depends in part on our ability to successfully implement our marketing initiatives to drive traffic to our restaurants. It is possible such initiatives will not be successful, that we will not achieve our target same-restaurant traffic growth or that the change in same-restaurant traffic growth could be negative, which may adversely impact our ability to achieve profitability. This could have a material adverse effect on our business, financial condition and results of operations.

Our marketing programs and our limited-time menu offerings may not be successful and could fail to meet expectations, and our new menu items, advertising campaigns and restaurant designs and remodels may not generate increased sales or profits.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and beverage costs, including, among other things, our costs for pork, coffee, eggs, avocados, potatoes, bread, cheese and fresh produce items. We are susceptible to increases in the cost of food due to factors beyond our control, such as freight and delivery charges, general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, tariffs and import taxes, product recalls and government regulations. In 2025, for example, we experienced significant increases in the cost of eggs, primarily due to an outbreak of avian influenza, as well as coffee, primarily due to the impact of climate and weather conditions. Dependence on frequent deliveries of fresh produce and other food products subjects our business to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Further, increases in fuel prices could result in increased distribution costs.

Changes in the price or availability of certain food products could affect our profitability and reputation. While some commodities we purchase are subject to contract pricing, as our contracts expire, we may not be able to successfully re-negotiate terms that protect us from price inflation in the future. International commodities we purchase are also subject to supply shortages or interruptions, including as a result of changes in foreign and domestic trade and tax policies.

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

Our continued success also depends in part on the popularity of our menu and the experience we offer customers at our restaurants. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to changes in those conditions. In addition, some of our competitors in the past have implemented promotional programs that provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, restaurant sales and restaurant operating profit margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our food safety controls, procedures and training may not be fully effective in preventing all food safety and public health issues at our restaurants, including any occurrences of pathogens, bacteria, parasites or other toxins infecting our food supply. These potential public health issues, in addition to food tampering, could adversely affect food prices and availability of certain food products, generate negative publicity, and lead to closure of restaurants resulting in a decline in our sales or profitability. In addition, there is no guarantee that our restaurant locations will maintain the high levels of internal controls and training we require at our restaurants. Furthermore, our reliance on third-party food processors, suppliers and transporters outside of our control makes it difficult to monitor food safety compliance and may increase the risk that food-borne illness would affect multiple locations rather than single restaurants. We cannot assure that all food items will be properly maintained during transport throughout the supply chain or that our employees will identify all products that may be spoiled and should not be used in our restaurants. The risk of food-borne illness may also increase whenever our menu items are served outside of our control, such as by third-party food delivery services companies, customer take out or at catered events. We do not have direct control over our third-party suppliers, transporters or delivery services, and may not have visibility into their practices. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-owned or franchised restaurants could adversely affect sales at all our restaurants if highly publicized, such as on national media outlets or through social media, especially due to the geographic concentration of many of our restaurants. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants.

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

As 12% of our system-wide restaurants were franchised as of December 28, 2025, our results of operations are dependent in part upon the operational and financial success of our franchisees. While we are responsible for ensuring the success of our system-wide restaurants and for taking a long-term view with respect to system-wide improvements, our franchisees have individual business strategies and objectives, which may conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed or close their restaurants, it could result in reduced franchise revenues, which could have a material adverse effect on our business, financial condition and results of operations.

We have limited control with respect to the operations of our franchisees, which could have a material adverse effect on our business, financial condition and results of operations.
Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of the franchised restaurants. We provide training and support to franchisees and set and monitor operational standards and guidelines. However, because we do not have day-to-day control over the franchisees, our franchisees may operate restaurants, including hiring and training managers and other restaurant personnel, in a manner that is not consistent with our standards, guidelines and requirements. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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
As of December 28, 2025, we procured substantially all of our pork from two suppliers, substantially all of our eggs from one supplier and all of our coffee from one supplier. We purchase these ingredients pursuant to purchase orders at prevailing market or negotiated contract prices and are not limited by minimum purchase requirements. The cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our restaurants or distribution centers due to problems in production or distribution, inclement weather, unanticipated demand, trade restrictions (such as increased tariffs or quotas, embargoes or customs restrictions) or other conditions may materially and adversely affect our results of operations while we establish alternative supplier and distribution channels. Accordingly, although we believe that alternative supply and distribution sources are available, we may not be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our existing suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

More generally, we are subject to additional risks related to increases in energy and transportation costs. Energy prices are in turn subject to significant volatility caused by, among other things, market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, geopolitical developments, and other world events, as well as climate change related conditions discussed above. For instance, the Russia-Ukraine war has adversely impacted, and continues to adversely impact, among other things, our raw material, energy and transportation costs, and those of certain of our suppliers, as well as global and local macroeconomic conditions, and could cause further supply chain disruptions.

Our system-wide restaurant base is geographically concentrated in the southeast portion of the United States, and we could be adversely affected by conditions specific to that region.
Our restaurants in the southeast portion of the United States represented approximately 41% of our system-wide restaurants as of December 28, 2025, with our restaurants in Florida representing approximately 22%. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the southeast portion of the United States have had, and may continue to have, material adverse effects on our business, financial condition and results of operations. As a result of this concentration, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a more national footprint.
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

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, chat platforms, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we must continuously innovate and develop our marketing strategies in order to maintain broad appeal with customers and brand relevance, particularly given the rise in digital orders by customers at home due to the increased work-from-home customer base. We also continue to invest in other digital marketing initiatives that allow us to reach our customers across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition. Additionally, negative commentary regarding our restaurants, our food or our service may be posted on our social media platforms and may be adverse to our reputation or business. This harm may be immediate, without affording us an opportunity for redress or correction.  In addition, the rapid evolution and increased adoption of artificial intelligence technologies may affect our customers’ expectations, requirements or tastes in ways we cannot adequately anticipate or adapt to, adversely affect our business financial condition and results of operations, and may require us to develop artificial intelligence-specific systems. We and many of our vendors have started to incorporate artificial intelligence tools in our business operations in an effort to improve workflows and outcomes. If these tools are not successful, we could incur expenses without the benefit of improved efficiency.

Risks Related to Information Technology and Intellectual Property
Information technology system failures or breaches of our network security could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

We and our franchisees rely heavily on computer systems and network infrastructure across our operations, including point-of-sale processing at the restaurants and for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations and those of our franchisees depend upon the ability to protect computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any actual or perceived breach in the security of our information technology systems or those of our franchisees and third-party service providers could lead to damage or failure of our computer systems or network infrastructure, causing an interruption in our operations, or could lead to a significant theft, loss, disclosure, modification or misappropriation of, or access to, guests’, employees’, third parties’ or other proprietary data or other breach of our information technology systems, any of which could have a material adverse effect on our business or subject us or our franchisees to litigation or to actions by regulatory authorities. Furthermore, at various times we have allowed certain of our team members in our corporate headquarters to work from home. Remote working, particularly for an extended period of time, could increase certain risks to our business, including an increased risk of cybersecurity events, vulnerability of our systems and improper dissemination of confidential or personal information, if our physical and cybersecurity measures or our corporate policies are not effective. The costs to us to protect against any of the foregoing cybersecurity vulnerabilities or to address a cyber-incident could be significant and have a material adverse impact on our business, financial condition and results of operations.

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

Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. For example, we are subject to industry requirements such as the Payment Card Industry Data Security Standard (“PCI-DSS”), as well as certain other industry standards. Any failure to comply with these rules and/or requirements could significantly harm our brand, reputation, business and results of operations, and in the case of PCI-DSS, could result in monetary penalties and/or the exclusion from applicable card brands. We also rely on independent service providers for payment processing, including payments made using credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed.

We rely on a variety of marketing and advertising techniques, including email communications, affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, promotions and partnerships, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of digital marketing, which we rely upon to attract new customers. We are, and may increasingly become, subject to other various laws, directives, industry standards and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding and are subject to potentially differing interpretations. Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the definition of “personal information” or “personal data” under newer privacy laws is much broader than the definition of “personally identifiable information” that appears in older privacy laws, and many jurisdictions have or will soon enact new privacy laws. Specifically, certain states in which we operate or may operate in the future have enacted or may soon enact comprehensive privacy laws that may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than current federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. The California Consumer Privacy Act (“CCPA”), for example, requires, among other things, covered companies to provide new disclosures to California consumers and allows such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act, which became fully effective in January 2023, significantly modifies the CCPA. Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia have enacted similar data privacy legislation. Several other states and countries are considering expanding or passing privacy laws in the near term. These laws and regulations have required and will require us to incur additional costs and expenses in our effort to comply. Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of evolving laws and regulations in this area could expose us and our franchisees to financial penalties and legal liability. Our and our franchisees’ systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so.

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

We have registered First Watch® and certain other names, logos and slogans used by our restaurants as trademarks or service marks with the USPTO. The First Watch® trademark is also registered in Canada. In addition, the First Watch logo, website domain name and Facebook and Instagram accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, whether in print, on the Internet or through other media, the value of our brands may be adversely affected, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.
We or our suppliers maintain the seasonings and additives for our menu items, as well as certain standards, specifications and operating procedures, as trade secrets or confidential information. We may not be able to prevent the unauthorized disclosure or use of our trade secrets or confidential information, despite the existence of confidentiality agreements and other measures. If any of our trade secrets or other confidential information were to be disclosed to or independently developed by a competitor, it could have a material adverse effect on our business, financial condition and results of operations.

Litigation with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

Third parties may, from time to time, assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks, trade names and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us or our franchisees if such claims were to be decided against us. If our rights in our intellectual property were invalidated or deemed unenforceable, we may not be able to prevent third parties from using such intellectual property or similar intellectual property to compete with us, which, in turn, could lead to a decline in our brand and the goodwill associated therewith and our results of operations. If our intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims. We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Any such litigation could result in substantial costs and diversion of management’s attention and resources and could have a material adverse effect on our business, financial condition and results of operations regardless of whether we are able to successfully enforce our rights.

Risks Related to Employees and the Workforce

Our inability to identify qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified managers and employees to meet the needs of our existing restaurants and to staff new restaurants. In recent years, the restaurant industry has experienced aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. A sufficient number of qualified individuals to fill these positions may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service and have a material adverse effect on our business, financial condition and results of operations. Any such inability could also delay the planned openings of new restaurants and could adversely impact our existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain our corporate culture as we grow could have a material adverse effect on our business, financial condition and results of operations.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain the innovation, teamwork, passion and focus on execution that we believe are important elements of our corporate culture. Any failure to preserve our culture could adversely impact our operations, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have a material adverse effect on our business, financial condition and results of operations.

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

Certain customers, investors, lenders, regulators and other industry stakeholders have placed increasing importance on corporate sustainability practices, which could cause us to incur additional costs and changes to our operations. If our sustainability practices or disclosures do not meet stakeholders’ evolving expectations and standards, our customer and employee retention, our access to certain types of capital, and our brand and reputation may be adversely impacted, which could affect our business operations and financial condition. We could also incur additional costs and require additional resources to monitor, report and comply with various sustainability practices, laws and regulations, which could increase our operating costs and affect our results of operations and financial condition. In addition, from time to time, we may communicate certain initiatives regarding climate change, animal welfare and other corporate sustainability matters. We could fail or be perceived to fail to achieve such initiatives, which may adversely affect our reputation. The future adoption of new technology or processes to achieve such initiatives could also result in the impairment of existing assets. At the same time, stockholders and regulators have increasingly expressed opposing views and expectations with respect to ESG initiatives, including the enactment of “Anti-ESG” legislation or policies.

Legal and Regulatory Risks
Matters relating to employment and labor law could have a material adverse effect on our business, financial condition and results of operations.

Various federal and state labor laws govern our relationships with our employees. Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, employment eligibility verification requirements, workers’ compensation rates, overtime, family leave, working conditions, safety standards, immigration status, unemployment tax rates, state and local payroll taxes, and federal and state laws which prohibit discrimination, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws, including mandated increases in minimum wages, changes in exempt and non-exempt status, or mandated benefits such as health insurance, could have a material adverse effect on our business, financial condition and results of operations.

Restaurant companies have been the target of class action lawsuits and other proceedings alleging violations of workplace and employment laws. Proceedings of this nature are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. Moreover, employment and labor claims asserted against franchisees may at times be made against us as a franchisor. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from any such claims could have a material adverse effect on our business, financial condition and results of operations. Additionally, if we or our franchisees are unable to properly identify unauthorized workers, such workers will be subject to deportation and may subject us to fines or penalties. If any of our workers are found to be unauthorized, we could experience adverse publicity that may adversely impact our brand, disrupt our operations, make it more difficult to hire and keep qualified employees, and cause temporary increases in our labor costs as we train new employees.

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

Labor is a primary component in the cost of operating our restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee-turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. Additionally, we operate in states and localities where the minimum wage is significantly higher than the federal minimum wage, and in such areas our staff members receive minimum compensation equal to the state’s or locality’s minimum wage. In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers. We rely on our employees to accurately disclose the full amount of their tip income, and we base our Federal Insurance Contributions Act tax reporting on the disclosures provided to us by such employees. Increases in the tip credit minimum wage in these states or localities, or under federal law, may have a material adverse effect on our labor costs, and our financial performance. Increases in federal or state minimum wages may also result in increases in the wage rates paid for non-minimum wage positions. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our operating margins would be adversely affected. If menu prices are increased by us or our franchisees to cover increased labor costs, the higher prices could adversely affect demand for our menu items, resulting in lower sales and decreased franchise revenues.

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

Changes in tax laws, and unanticipated tax liabilities and realization of deferred tax assets could adversely affect our results of operations.

We are subject to income and other taxes in the United States. Our effective income tax rate and other taxes could be adversely affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws or other legislative changes and the outcome of income tax or other tax audits. Even though we believe our tax estimates are reasonable, the final determination of tax audits could be different from our historical tax accruals and income tax provisions and could have a material effect on our results of operations or cash flows in the period or periods for which that determination is made. Our effective income tax rate and our results may be adversely impacted by our ability to realize deferred tax benefits and by any increases or decreases of our valuation allowances applied to our existing deferred tax assets. In addition, our ability to utilize deferred tax asset attributes could be adversely impacted by, among other things, a future “ownership change” as defined under Section 382 of the Internal Revenue Code.

Our business is subject to risks related to our sale of alcoholic beverages.

We serve alcoholic beverages at our restaurants. Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcoholic beverages manufacturers, wholesalers and distributors, inventory control and handling, and storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could have a material adverse effect on our business, financial condition and results of operations.

We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have a material adverse effect on our business, financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Accounting and Financial Reporting Matters

An impairment in the carrying value of our goodwill or indefinite-lived intangible assets or changes to estimates related to our long-lived and definite-lived assets could have a material adverse effect on our financial condition and results of operations.

As of December 28, 2025, we had $420.2 million of goodwill and $140.1 million of indefinite-lived intangible assets. We test goodwill and indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. We performed a qualitative annual impairment assessment of goodwill and indefinite-lived intangible assets on the first day of the fourth quarter of 2025. Based on the results of the qualitative assessment, we did not perform a quantitative assessment and no impairment was recognized in 2025.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which, in turn, could adversely impact the market value of our common stock.

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”) in accordance with the rules and regulations of the SEC, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. In addition, under Section 404 our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting.

As previously disclosed, we identified material weaknesses in our internal control over financial reporting as of the end of our fiscal year ended December 29, 2024. Management took several personnel-related actions and established, enhanced and implemented policies and procedures to remediate these material weaknesses. Even though we successfully completed the testing necessary to conclude that these material weaknesses have been remediated and that our financial reporting was effective as of December 28, 2025, we can provide no assurance that the measures that were taken to remediate these material weaknesses will continue to be effective in the future.

To comply with the rules and regulations of the SEC, we need to continue to dedicate internal resources, engage outside consultants and execute on a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue taking steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we fail to adequately maintain effective internal control over financial reporting, additional material weaknesses or significant deficiencies in our internal control over financial reporting may occur in the future, our financial statements may contain material misstatements, and we could be required to restate our financial results. This could cause us to fail to meet our reporting obligations and adversely affect our business, our financial condition and the market price for our common stock.

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

The principal amounts of our term loans outstanding was $267.6 million, excluding unamortized debt discount and deferred issuance costs, as of December 28, 2025. Our indebtedness could have significant effects on our business, such as:

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

The failure to comply with the covenants under our Credit Agreement or volatility in the credit and capital markets could have a material adverse effect on our financial condition.

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

Risks Related to Our Company and Organizational Structure

First Watch Restaurant Group, Inc. is a holding company with no operations and relies on its operating subsidiaries to provide it with funds necessary to meet its financial obligations.

First Watch Restaurant Group, Inc. is a holding company with no material direct operations. First Watch Restaurant Group, Inc.’s principal assets are the equity interests it indirectly holds in its operating subsidiaries which own our operating assets. As a result, First Watch Restaurant Group, Inc. is dependent on loans, dividends and other payments from its operating subsidiaries to generate the funds necessary to meet its financial obligations. Its subsidiaries are legally distinct from First Watch Restaurant Group, Inc. and may be prohibited or restricted from paying dividends, including pursuant to the restrictions contained in our Credit Agreement, or otherwise making funds available to us under certain conditions.

Although First Watch Restaurant Group, Inc. does not expect to pay dividends on its common stock for the foreseeable future, if its Board of Directors determines to pay dividends in the future, First Watch Restaurant Group, Inc. may be unable to obtain funds from its subsidiaries to pay such dividends.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and bylaws may make it more difficult to, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

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

In addition, our Credit Agreement for our debt facilities imposes, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. Under our Credit Agreement, the occurrence of a change of control transaction could constitute an event of default permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

The foregoing factors could impede a merger, takeover, or other business combination, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and designates the federal district courts of the United States of America as the sole and exclusive forum for claims arising under the Securities Act of 1933, as amended (the “Securities Act”), which, in each case, could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or other stockholders.

Our amended and restated certificate of incorporation includes a forum selection provision. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum selection. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find our forum selection provision to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Future offerings of debt or equity securities by us may have a material adverse effect on the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or by offering debt or other equity securities, including senior or subordinated notes and debt securities convertible into equity or shares of preferred stock.

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

We do not expect to declare or pay any cash or other dividends on our common stock in the foreseeable future because we intend to invest cash generated by operations in the growth of our business. Our Credit Agreement for our debt facilities restricts our ability to pay cash dividends on our common stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

As of December 28, 2025, we had an aggregate of 13,768,368 shares of common stock authorized for issuance under the 2021 Equity Plan and 2017 Equity Plan. Additionally, the 2021 Equity Plan contains an “evergreen provision,” pursuant to which the aggregate number of shares available for issuance will automatically increase on the first day of each fiscal year, beginning on December 26, 2022 and continuing for each fiscal year until, and including, the fiscal year ending on (and including) December 30, 2030. While we do not intend to grant any further awards under the 2017 Equity Plan, we may issue all the shares underlying the awards granted under the 2017 Equity Plan and all of the shares authorized for issuance under the 2021 Equity Plan without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with the 2021 Equity Plan or the 2017 Equity Plan would dilute the ownership percentage held by existing stockholders.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

We deploy a cybersecurity program modeled on Center for Internet Security (CIS) Critical Security Controls, commonly referred to as CIS Controls. We believe our program’s control focus provides immediate protection and scalability for our business. Our program defines our governance and management oversight and includes (i) continual employee training to enhance user vigilance and resistance to phishing attempts and cyber-attacks, (ii) evaluation of compliance with privacy and data security regulations and (iii) reporting obligations in the event of an incident. As part of our program, we partner with a security operations center for continuous monitoring and alerting across all of our information technology systems. Additionally, our Information Technology leadership meets monthly with a cyber advisor to review progress on tools, scoring and management of our cybersecurity programs.

We have developed vendor scoring criteria to assess cybersecurity, incidence readiness and cyber insurance of our critical vendors and service providers. Additionally, we conduct ongoing internal and external vulnerability and penetration scans. Our internal security team is led by a manager with over 40 years of experience in information technology and cybersecurity, who reports directly to our Chief Information Officer.

Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. As of the date of this Annual Report on Form 10-K, we have not experienced cybersecurity threats or incidents that have materially affected us. However, any actual or perceived breach in the security of our information technology systems or those of our franchisees or our critical vendors and service providers could lead to damage to or failure of our computer systems or network infrastructure which could cause an interruption in our operations, cause reputational harm, and could have a material adverse effect on our business. Furthermore, a significant theft, loss, disclosure, modification or misappropriation of, or access to, guests’, employees’, third parties’ or other proprietary data or other breach of our information technology systems could subject us or our franchisees to litigation or to actions by regulatory authorities. See also Item 1A. “Risk Factors - Risks Related to Information Technology and Intellectual Property—Information technology system failures or breaches of our network security could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.”

Governance

The Audit Committee of our Board of Directors is tasked with oversight of certain risk issues, including cybersecurity. The Audit Committee receives reports on cybersecurity at least twice annually from the Company’s Chief Information Officer (our “CIO”), who has over 25 years of experience in the management of information technology systems and cybersecurity. These reports cover trends vulnerability management, cybersecurity posture, risk assessment findings, incident responses and updates on technology initiatives. The Audit Committee briefs the full Board of Directors on these matters as a part of its reports of its meetings.

Were a cybersecurity incident to occur or were we to identify a vulnerability, our CIO and our internal security team are responsible for leading the initial risk assessment, including the engagement of external experts, if necessary, and our Audit Committee or full Board may also be consulted. If a breach of our control structure were to occur, our executive leadership team, Audit Committee and counsel would be briefed by the CIO and a determination would be made on whether such issue is material to warrant disclosure.

Item 2. Properties
We lease all our company-owned restaurant locations and our corporate headquarters. As of December 28, 2025, we had 560 company-owned restaurants and 73 franchise-owned restaurants located in 32 states, including a large presence in Florida, Texas, Ohio, North Carolina and Arizona. As of December 28, 2025, company-owned and franchise-owned restaurants by jurisdiction were:

State	Company-owned	Franchise-owned	Total
Alabama	9	—	9
Arizona	35	—	35
Arkansas	—	3	3
Colorado	19	—	19
Delaware	6	—	6
Florida	141	—	141
Georgia	25	—	25
Idaho	—	2	2
Illinois	11	—	11
Indiana	8	1	9
Kansas	12	—	12
Kentucky	2	17	19
Louisiana	—	1	1
Maryland	17	—	17
Massachusetts	1	—	1
Michigan	11	—	11
Mississippi	—	1	1
Missouri	23	4	27
Nebraska	7	—	7
Nevada	2	—	2
New Jersey	10	—	10
North Carolina	36	2	38
Ohio	48	—	48
Oklahoma	2	—	2
Pennsylvania	21	—	21
South Carolina	13	—	13
Tennessee	17	10	27
Texas	48	24	72
Utah	—	3	3
Virginia	30	4	34
West Virginia	—	1	1
Wisconsin	6	—	6
TOTAL	560	73	633

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

Holders

As of February 20, 2026, there were 3 stockholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.

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

Issuer Purchases of Equity Securities

None

Cumulative Stock Performance Graph

The following graph compares the cumulative annual stockholders return on our common stock from October 1, 2021, the date our common stock began trading on Nasdaq, through December 28, 2025, to that of the total return index for the Nasdaq Composite Index and the S&P Restaurants Index assuming an investment of $100 on October 1, 2021. The graph uses the closing market price on October 1, 2021 of $22.13 per share as the initial value of our common stock. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect Management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. The values shown are neither indicative nor determinative of future performance. Information used in the graph and table was obtained from Zacks Investment Research, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	October 1, 2021	December 26, 2021	December 25, 2022	December 31, 2023	December 29, 2024	December 28, 2025
First Watch Restaurant Group, Inc.	$100.00	$72.16	$64.20	$90.80	$84.46	$71.85
Nasdaq Composite Index	$100.00	$107.62	$72.77	$104.97	$138.90	$167.24
S&P Restaurants Index	$100.00	$84.95	$67.46	$79.93	$95.74	$83.75
Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. Our common stock trades on Nasdaq under the ticker symbol “FWRG.” A recipient of many local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. For four consecutive years, First Watch has been named a Top 100 Most Loved Workplace® by the Best Practice Institute, and in 2025, was named the #1 Most Loved Workplace for the second year in a row, featured in The Wall Street Journal. Also, in 2025, First Watch was named one of Yelp’s Most-Loved Brands nationwide.

We operate and franchise restaurants in 32 states under the “First Watch” trade name and as of December 28, 2025, had 560 company-owned restaurants and 73 franchise-owned restaurants. We do not operate outside of the United States.

Our 52- or 53-week fiscal years end on the last Sunday of each calendar year. Our fiscal quarters are comprised of 13 weeks each and end on the 13th Sunday of each quarter, except for 53-week years, during which the fourth quarter ends on the 14th Sunday of the fourth quarter. All references to 2025 and 2024 reflect the results of the 52-week fiscal years ended December 28, 2025 and December 29, 2024, respectively. All references to 2023 reflect the results of the 53-week fiscal year ended December 31, 2023 unless otherwise stated. We report financial and operating information in one segment.

This section of this Annual Report on the Form 10-K generally discusses Fiscal 2025 and Fiscal 2024 and year-over-year comparisons between Fiscal 2025 and Fiscal 2024. A discussion of Fiscal 2023 and year-over-year comparisons between Fiscal 2024 and Fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 5, 2024.
Key Performance Indicators

Throughout this“Management’s Discussion and Analysis of Financial Condition and Results of Operations” we commonly discuss the following key operating metrics that we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because our Management uses these metrics to evaluate performance and assess the growth of our business as well as the effectiveness of our marketing and operational strategies.

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
Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). This operating metric compares the 52-week periods ended December 28, 2025, December 29, 2024 and December 31, 2023, rather than, the 53-week fiscal year ended December 31, 2023, in order to compare like-for-like periods. For the 52-weeks ended December 28, 2025, December 29, 2024 and December 31, 2023 there were 381, 344 and 327 restaurants, in our Comparable Restaurant Base, respectively. Measuring our same-restaurant sales growth allows Management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings and other transitional changes.

Same-Restaurant Traffic Growth: the percentage change in year-over-year traffic counts using the Comparable Restaurant Base. This operating metric compares the 52-week periods ended December 28, 2025, December 29, 2024 and December 31, 2023, - (rather than the 53-week fiscal year ended December 31, 2023), in order to compare like-for-like periods. Measuring our same-restaurant traffic growth allows our Management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors because same-restaurant traffic provides an indicator as to the development of our brand and the effectiveness of our marketing strategy.

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

We use Restaurant level operating profit and Restaurant level operating profit margin (i) to evaluate the performance and profitability of operating restaurants, individually and in the aggregate, and (ii) to make decisions regarding future spending and other operational decisions.

Adjusted EBITDA: represents Net income before depreciation and amortization, interest expense, income taxes and items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of Net income, the most directly comparable measure in accordance with GAAP, to Adjusted EBITDA, included in the section Non-GAAP Financial Measure Reconciliations below.

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

Financial Highlights

The financial results of 2025 reflect the continued growth of the Company. In 2025, we executed our growth strategy with 55 new restaurant openings and the acquisition of 19 operating restaurants from our franchisees.

Financial highlights for 2025 as compared to 2024 include the following:

•Total revenues increased 20.3% to $1.2 billion from $1.0 billion in 2024
•System-wide sales increased to $1.4 billion from $1.2 billion in 2024
•Same-restaurant sales growth of 3.6%
•Same-restaurant traffic growth of 0.5%
•Income from operations decreased to $27.5 million from $38.9 million in 2024
•Income from operations margin decreased to 2.3% from 3.9% in 2024
•Restaurant level operating profit* increased to $224.1 million from $201.8 million in 2024
•Restaurant level operating profit margin* decreased to 18.5% from 20.1% in 2024
•Net income increased to $19.4 million from $18.9 million in 2024
•Adjusted EBITDA* increased to $120.9 million from $113.8 million in 2024
•Opened 64 system-wide restaurants (55 company-owned and 9 franchise-owned) across 23 states, resulting in a total of 633 system-wide restaurants (560 company-owned and 73 franchise-owned) across 32 states
___________________

* See Non-GAAP Financial Measure Reconciliations section below.
Business Trends
During 2025, our same-restaurant sales growth was 3.6% with positive traffic growth. We expect annual same-restaurant sales growth in 2026 to be between 1% and 3%.

Commodity inflation was 5.0% in 2025, largely driven by eggs, coffee, avocado and bacon. We expect 2026 commodity prices to increase approximately 1% to 3% as compared to the prior year, primarily related to coffee.

Restaurant level labor inflation during 2025 was 3.7%, largely offset by price increases. At year end, we were staffed with over 100 managers to lead and operate future new company-owned restaurants. We expect 3% to 5% labor inflation in 2026.

Continuing our growth strategy, we intend to open 59 to 63 net new system-wide restaurants in 2026.

Development Highlights

During 2025, we had a total of 64 new system-wide restaurants in 23 states. Three company-owned restaurants closed in 2025. We also acquired 19 operating restaurants from our franchisees in the execution of our growth strategy. See Note 3, Business Acquisitions, in the accompanying notes to the consolidated financial statements for additional information. At December 28, 2025, the Company had a total of 633 system-wide restaurants.

	FISCAL YEAR 2025
	Company-owned	Franchise-owned	Total
Beginning of period	489	83	572
New restaurants	55	9	64
Acquisitions of franchise-owned restaurants	19	(19)	—
Closures	(3)	—	(3)
End of period	560	73	633

We expect to open between 53 to 55 company-owned restaurants and 9 to 11 franchise-owned restaurants during 2026. We also plan to close three company-owned restaurants, resulting in a total of 59 to 63 net new system-wide restaurants in 2026.

Selected Operating Data

	FISCAL YEAR
	2025	2024	2023
Number of weeks in fiscal year	52	52	53
System-wide restaurants	633	572	524
Company-owned	560	489	425
Franchise-owned	73	83	99
System-wide sales (in thousands)	1,375,045	1,184,469	1,103,089
Same-restaurant sales growth (1)	3.6%	(0.5)%	7.6%
Same-restaurant traffic growth (1)	0.5%	(4.0)%	0.2%
AUV (in thousands)	$2,294	$2,204	$2,250
Income from operations (in thousands)	$27,511	$38,907	$41,267
Income from operations margin	2.3%	3.9%	4.7%
Restaurant level operating profit (in thousands) (2)	$224,125	$201,761	$175,658
Restaurant level operating profit margin (2)	18.5%	20.1%	20.0%
Net income (in thousands)	$19,432	$18,925	$25,385
Net income margin	1.6%	1.9%	2.8%
Adjusted EBITDA (in thousands) (3)	$120,918	$113,836	$99,483
Adjusted EBITDA margin (3)	9.9%	11.2%	11.2%
________________
(1) Comparing the 52-week periods ended December 28, 2025, December 29, 2024 and December 31, 2023 in order to compare like-for-like periods. See “Key Performance Indicators” for additional information.
(2) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, respectively, are set forth in the schedules within the Non-GAAP Financial Measure Reconciliations section below.
(3) Reconciliations from Net income and Net income margin, the most comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, respectively, are set forth in the schedules within the Non-GAAP Financial Measure Reconciliations section below.

Results of Operations
The discussion that follows includes a comparison of our results of operations for 2025 and 2024.
The following table summarizes our results of operations and the percentages of items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or, where indicated, Restaurant sales for 2025 and 2024:

	FISCAL YEAR
(in thousands)	2025		2024
Revenues
Restaurant sales	$1,212,173	99.2%	$1,004,355	98.9%
Franchise revenues	10,328	0.8%	11,555	1.1%
Total revenues	1,222,501	100.0%	1,015,910	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	280,098	23.1%	223,097	22.2%
Labor and other related expenses	405,544	33.5%	335,038	33.4%
Other restaurant operating expenses	188,685	15.6%	151,968	15.1%
Occupancy expenses	100,788	8.3%	82,694	8.2%
Pre-opening expenses	12,933	1.1%	10,109	1.0%
General and administrative expenses	128,950	10.5%	113,270	11.1%
Depreciation and amortization	75,011	6.1%	57,715	5.7%
Impairments and loss on disposal of assets	448	—%	525	0.1%
Transaction expenses, net	2,533	0.2%	2,587	0.3%
Total operating costs and expenses	1,194,990	97.7%	977,003	96.2%
Income from operations (1)	27,511	2.3%	38,907	3.9%
Interest expense	(16,699)	(1.4)%	(12,640)	(1.2)%
Other income, net	1,321	0.1%	1,759	0.2%
Income before income taxes	12,133	1.0%	28,026	2.8%
Income tax benefit (expense)	7,299	0.6%	(9,101)	(0.9)%
Net income	$19,432	1.6%	$18,925	1.9%
____________
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

	FISCAL YEAR
(in thousands)	2025	2024	Change
Restaurant sales:
In-restaurant dining sales	$982,349	$829,048	$153,301	18.5%
Third-party delivery sales	142,255	97,444	44,811	46.0%
Take-out sales	87,569	77,863	9,706	12.5%
Total Restaurant sales	$1,212,173	$1,004,355	$207,818	20.7%

The increase in total restaurant sales was primarily due to (i) new restaurant openings and acquiring restaurants from franchisees in 2025, (ii) recognizing a full year of sales for restaurants opened and acquired in 2024, (iii) positive same-

restaurant sales growth of 3.6%, and (iv) positive traffic of 0.5%. The increase was partially offset by increased promotional usage.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Franchise revenues:
Royalty and system fund contributions	$9,705	$10,864	$(1,159)	(10.7)%
Initial fees	225	278	(53)	(19.1)%
Business combinations - revenues recognized	398	413	(15)	—%
Total Franchise revenues	$10,328	$11,555	$(1,227)	(10.6)%
The decrease in franchise revenues during 2025 as compared to 2024 was primarily driven by the Company’s acquisition of 19 and 22 franchise-owned restaurants during 2025 and 2024, respectively, partially offset by incremental revenue from nine franchise-owned NROs in 2025 and seven franchise-owned NROs in 2024.
Food and Beverage Costs
Food and beverage costs at company-owned restaurants vary with sales volume and are subject to increases and declines in commodity costs.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Food and beverage costs	$280,098	$223,097	$57,001	25.5%
As a percentage of restaurant sales	23.1%	22.2%	0.9%

Food and beverage costs as a percent of restaurant sales increased during 2025 as compared to 2024 primarily due to (i) commodity inflation of 5.0%, as discussed below, and (ii) increased portion size in certain menu items. The increase was partially offset by the impact of menu price increases.

Food and beverage costs increased during 2025 as compared to 2024 primarily as a result of (i) the 20.7% increase in restaurant sales, (ii) opening and acquiring restaurants in 2025, (iii) recognizing a full year of costs for restaurants opened and acquired in 2024, (iv) commodity inflation experienced in eggs, coffee, bacon and avocados and (v) increased portion size in certain menu items.

Labor and Other Related Expenses
Labor and other related expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and employee benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, the number and performance of our company-owned restaurants and competition for qualified staff.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Labor and other related expenses	$405,544	$335,038	$70,506	21.0%
As a percentage of restaurant sales	33.5%	33.4%	0.1%

Labor and other related expenses as a percentage of restaurant sales increased during 2025 as compared to 2024 primarily as a result of (i) wage increases and (ii) higher health insurance costs. This increase was mostly offset by (i) menu price increases and (ii) improved hourly labor efficiency.
The increase in labor and other related expenses during 2025 as compared to 2024 was primarily due to (i) the increase in staffing levels to support the increase in company-owned restaurants, (ii) wage increases and (iii) higher health insurance costs. The increase was partially offset by hourly labor efficiency.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance and third-party delivery services fees.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Other restaurant operating expenses	$188,685	$151,968	$36,717	24.2%
As a percentage of restaurant sales	15.6%	15.1%	0.5%
Other restaurant operating expenses as a percentage of restaurant sales during 2025 increased as compared to 2024 primarily due to (i) third-party delivery fees, (ii) utility expenses and (iii) supply costs, which increased as a percentage of restaurant sales. This increase was partially offset by (i) leveraging menu price increases and (ii) credit card, restaurant-level legal, accounting, and licensing fees, which decreased as a percentage of restaurant sales.
The increase in other restaurant operating expenses during 2025 as compared to 2024 was primarily due to the increase in the number of restaurants driving increases in certain expenses including (i) $10.9 million related to operating supplies, (ii) $10.4 million in utilities and repair and maintenance expenses, (iii) $9.1 million in third-party delivery fees, (iv) $4.0 million in credit card fees and (v) $1.4 million in insurance expenses.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Occupancy expenses	$100,788	$82,694	$18,094	21.9%
As a percentage of restaurant sales	8.3%	8.2%	0.1%
The increase in occupancy expenses as a percentage of restaurant sales during 2025 as compared to 2024 was primarily due to higher rent expense associated with new restaurants mostly offset by leveraging increased restaurant sales.
The increase in occupancy expenses during 2025 as compared to 2024 was primarily due to the increase in the number of company-owned restaurants.
Pre-opening Expenses

Pre-opening expenses are costs incurred to open new company-owned restaurants. Pre-opening expenses include rent expense, manager salaries, recruiting expenses, employee payroll and training costs. Pre-opening expenses can fluctuate from period to period, based on the number and timing of new company-owned restaurant openings.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Pre-opening expenses	$12,933	$10,109	$2,824	27.9%

The increase in 2025 pre-opening expenses as compared to 2024 was primarily due to (i) the higher number of new restaurants opened and under construction and (ii) the related increase in rent expense.

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

	FISCAL YEAR
(in thousands)	2025	2024	Change
General and administrative expenses	$128,950	$113,270	$15,680	13.8%

The increase in general and administrative expenses during 2025 as compared to 2024 was mainly due to (i) an $8.0 million increase in marketing expenses, (ii) a $6.7 million increase in compensation and other related expenses from wage increases and additional employee headcount to support growth, and (iii) a $2.1 million increase in licenses and fees related to information technology due to increase in restaurants. The increase in 2025 was partially offset in part by a $2.4 million decrease in recruiting and training expenses.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Depreciation and amortization	$75,011	$57,715	$17,296	30.0%
The increase in depreciation and amortization during 2025 as compared to 2024 was primarily due to additional NRO assets and restaurants acquired, including reacquired rights from franchisees.
Transaction Expenses, Net
Transaction expenses, net principally include (i) costs incurred in connection with the acquisition of franchise-owned restaurants and (ii) costs related to secondary equity offerings.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Transaction expenses, net	$2,533	$2,587	$(54)	(2.1)%
Income from Operations

	FISCAL YEAR
(in thousands)	2025	2024	Change
Income from operations	$27,511	$38,907	$(11,396)	(29.3)%
Income from operations margin	2.3%	3.9%	(1.6)%
Income from operations margin decreased during 2025 as compared to 2024 due to increases in operating expenses as a percentage of restaurant sales, primarily (i) food and beverage cost inflation, (ii) other restaurant operating expenses and (iii) depreciation and amortization expense driven by restaurant growth and our acquisition of restaurants from franchisees, offset in part by the leveraging of certain general and administrative expenses.
Income from operations decreased during 2025 as compared to 2024 due to higher (i) restaurant operating expenses, (ii) depreciation and amortization expenses driven by our restaurant growth and our acquisition of restaurants from franchisees, and (iii) general and administrative expenses primarily attributable to increased marketing costs, additional employee headcount and compensation. This was partially offset by the increase in revenues.

Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Interest expense	$(16,699)	$(12,640)	$(4,059)	32.1%

The increase in interest expense during 2025 as compared to 2024 was primarily due an increase in borrowings associated with franchise acquisitions.
Other Income, Net
Other income, net includes items deemed to be non-operating based on Management’s assessment of the nature of the item in relation to our core operations.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Other income, net	$1,321	$1,759	$(438)	(24.9)%
Other income, net decreased in 2025 primarily due to a reduction in interest income, partially offset by an increase in insurance recoveries recognized in 2025.
Income Tax
Income tax consists of federal and state taxes.

	FISCAL YEAR
(in thousands)	2025	2024	Change
Income tax benefit (expense)	$7,299	$(9,101)	$16,400	(180.2)%
Effective income tax rate	(60.2)%	32.5%	(92.7)%

The change in the effective income tax rate and provision for income taxes for 2025 as compared to 2024 was primarily due to the favorable impact of the increase in the tax benefit from the FICA tip credits and the net change in the valuation allowance against the FICA tip credit carryforward. The adjustment to the valuation allowance was determined as part of Management’s year-end assessment of the realizability of the Company’s deferred tax assets.
Net Income

	FISCAL YEAR
(in thousands)	2025	2024	Change
Net income	$19,432	$18,925	$507	2.7%
Net income margin	1.6%	2.8%	(1.2)%
The decrease in net income margin during 2025 as compared to 2024 was primarily due to (i) the decrease in income from operations as expenses inflated rapidly early in the year, (ii) increased depreciation and amortization associated with new company-owned restaurants opened and acquired in 2025 and 2024 and (iii) interest expense from the borrowings to fund acquisitions, partially offset by the impact of the income tax benefit recognized in 2025.

The increase in net income during 2025 as compared to 2024 was primarily due to the impact of the income tax benefit recognized in 2025. The increase was partially offset by (i) the decrease in income from operations, (ii) the increase in depreciation and amortization attributed primarily to locations opened and acquired in 2025 and 2024, and (iii) the increase in interest expense associated with increased borrowings to fund acquisitions.

Restaurant Level Operating Profit and Restaurant level Operating Profit Margin

	FISCAL YEAR
(in thousands)	2025	2024	Change
Restaurant level operating profit	$224,125	$201,761	$22,364	11.1%
Restaurant level operating profit margin	18.5%	20.1%	(1.6)%

Restaurant level operating profit margin during 2025 decreased as compared to 2024 primarily due to an increase in (i) food and beverage costs as a percent of sales and (ii) other restaurant operating expenses as a percent of sales. This was partially offset by leverage associated with our positive same-restaurant sales growth.

Restaurant level operating profit during 2025 increased as compared to 2024 due to sales growth driven primarily by the increase in (i) restaurant locations, (ii) menu prices and (iii) traffic. This was partially offset by (i) the increase in inflation across commodities and (ii) increases in operating expenses due to restaurant growth.
Adjusted EBITDA and Adjusted EBITDA Margin

	FISCAL YEAR
(in thousands)	2025	2024	Change
Adjusted EBITDA	$120,918	$113,836	$7,082	6.2%
Adjusted EBITDA margin	9.9%	11.2%	(1.3)%
The decrease in Adjusted EBITDA margin during 2025 as compared to 2024 was primarily due the decrease in restaurant level operating profit margin, partially offset by the decrease in general and administrative expenses as a percentage of revenues.
The increase in Adjusted EBITDA during 2025 as compared to 2024 was primarily due to the increase in restaurant level operating profit. This was partially offset by the increase in general and administrative expenses.

Non-GAAP Financial Measure Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods indicated:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Net income	$19,432	$18,925	$25,385
Depreciation and amortization	75,011	57,715	41,223
Interest expense	16,699	12,640	8,063
Income taxes	(7,299)	9,101	10,690
EBITDA	103,843	98,381	85,361
Stock-based compensation, net of amounts capitalized (1)	10,760	8,525	7,604
Transaction expenses, net (2)	2,533	2,587	3,147
Strategic transition costs (3)	3,279	1,843	892
Impairments and loss on disposal of assets (4)	448	525	1,359
Delaware Voluntary Disclosure Agreement Program (5)	55	126	1,250
Recruiting and relocation costs (6)	—	888	465
Severance costs (7)	—	204	26
Insurance proceeds in connection with natural disasters, net (8)	—	329	(621)
Loss on extinguishment of debt	—	428	—
Adjusted EBITDA	$120,918	$113,836	$99,483

Total revenues	$1,222,501	$1,015,910	$891,551
Net income margin	1.6%	1.9%	2.8%
Adjusted EBITDA margin	9.9%	11.2%	11.2%

Additional information
Deferred rent expense (9)	$309	$1,318	$2,090
_____________________________
(1) Represents non-cash, stock-based compensation expense, net of amounts capitalized, which is recorded within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.
(2) Represents costs incurred in connection with the acquisition of franchise-owned restaurants, secondary offering costs, costs related to restaurant closures, expenses related to debt and revaluations of contingent consideration liability.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, respectively, for the periods indicated:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Income from operations	$27,511	$38,907	$41,267
Less: Franchise revenues	(10,328)	(11,555)	(14,459)
Add:
General and administrative expenses	128,950	113,270	103,121
Depreciation and amortization	75,011	57,715	41,223
Transaction expenses, net (1)	2,533	2,587	3,147
Impairments and loss on disposal of assets (2)	448	525	1,359
Costs in connection with natural disasters (3)	—	312	—
Restaurant level operating profit	$224,125	$201,761	$175,658

Restaurant sales	$1,212,173	$1,004,355	$877,092
Income from operations margin	2.3%	3.9%	4.7%
Restaurant level operating profit margin	18.5%	20.1%	20.0%

Additional information
Deferred rent expense (4)	$167	$1,119	$1,891
_____________________________
(1) Represents costs incurred in connection with the acquisition of franchise-owned restaurants, secondary offering costs, costs related to restaurant closures, expenses related to debt and revaluations of contingent consideration liability.
(2) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements, restaurant closures and natural disasters.
(3) Represents costs incurred in connection with hurricane damage. The costs include inventory spoilage and labor costs, which were recorded in Food and beverage costs and Labor and other related expenses, respectively, on the Consolidated Statements of Operations and Comprehensive Income.
(4) Represents the non-cash portion of straight-line rent expense recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources

Liquidity

As of December 28, 2025, we had cash and cash equivalents of $21.2 million and outstanding borrowings under the Credit Facility of $267.6 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $66.9 million under our revolving credit facility of $125.0 million, of which $2.1 million is reserved under letters of credit pursuant to our credit agreement dated as of October 6, 2021 as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers pay for purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

We believe that our cash flow from operations combined with our availability under the Credit Facility and our cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, or should we decide to pursue one or more significant acquisitions, the funds would be furnished first through additional indebtedness and thereafter through the issuance of equity. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position in order to enhance financial flexibility.

We estimate that our capital expenditures will total approximately $150.0 million to $160.0 million in 2026. This capital is invested primarily in new restaurant projects and planned remodels. We intend to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings pursuant to our Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for 2025 and 2024:

	FISCAL YEAR
(in thousands)	2025	2024
Cash provided by operating activities	$125,912	$115,673
Cash used in investing activities	(213,764)	(206,653)
Cash provided by financing activities	75,786	74,331
Net decrease in cash and cash equivalents	$(12,066)	$(16,649)
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. Cash provided by operations increased in 2025 as compared to 2024 primarily due to (i) the addition of new and acquired restaurants, (ii) the timing of operational payments and (iii) the impact of non-cash charges, offset by the decrease to income from operations.
Cash used in investing activities increased during 2025 from 2024 primarily as a result of the increase in capital expenditures to support our restaurant growth, partially offset by the decrease in amounts paid to acquire restaurants from our franchisees.
Cash provided by financing activities increased slightly in 2025 compared to 2024 and included borrowings under our Credit Agreement to fund capital projects and the acquisition of restaurants from our franchisees and proceeds from stock option exercises, partially offset by debt repayments.
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

If the initial accounting for a business combination is incomplete at the end of a reporting period that falls within a measurement period not to exceed a year from the date of acquisition, we report provisional amounts in our consolidated financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding adjustment to goodwill. Any adjustments identified after the measurement period are recorded in the Consolidated Statements of Operations and Comprehensive Income.

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

During 2025 and 2024, we elected to perform a qualitative assessment for our annual impairment review of goodwill and indefinite-lived intangibles. In considering the qualitative approach related to goodwill, we considered factors including, but not limited to, macro-economic conditions, market and industry conditions, the competitive environment, results of prior impairment tests, operational stability, the overall financial performance of the reporting unit and the impacts of the discount rates. Management also considered the specific future outlook for the reporting unit. As it relates to our trade names and trademarks, we evaluate similar factors as the goodwill assessment, in addition to impacts of potential changes to the assumed royalty rate. Based on the results of the qualitative assessment, Management concluded that impairment of goodwill and its indefinite-lived intangibles was not likely and as a result, Management was not required to perform a quantitative assessment.

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

Definite-lived intangible assets consist of rights valued in business combinations. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment when events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Significant judgment is used to determine if an indicator of impairment has occurred. Such indicators may include, among others: negative operating performance of our restaurants, economic and restaurant industry trends, legal factors, significant competition or changes in our business strategy. Adverse changes in these factors could have a significant impact on the recoverability of these assets and the resulting impairment charge could be material to our consolidated financial statements.

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

Leases

We lease our restaurant facilities and corporate offices, as well as certain restaurant equipment, under various non-cancelable agreements. At the inception of each lease, we evaluate the expected term which includes reasonably certain renewal options, and classify the lease as either an operating leases or a finance lease. Lease liabilities represent the present value of future lease payments. To determine the present value of the lease liability, we estimate the incremental borrowing rates corresponding to the reasonably certain lease term as our leases do not provide implicit rates. Assumptions used in determining our incremental borrowing rate include a market yield implied by our outstanding secured term loans interpolated for various maturities using our synthetic credit rating, which is determined using a regression analysis of rated comparable publicly-traded companies and their financial data.

We assess the impairment of the right-of-use asset at the asset group level whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Changes in Management’s judgments and in the assumptions being used may produce materially different amounts in the recognition of the right-of-use assets, lease liabilities and lease expense.

Income Taxes

The provision for income taxes, deferred income tax assets and liabilities and any related valuation allowance requires the use of estimates based on Management’s interpretation and application of complex tax laws and accounting guidance. The estimates made under this method include, among other items, depreciation and amortization expense allowable for tax purposes, credits for items such as taxes paid on reported employee tip wages, effective tax rates for state and local income taxes and the deductibility of certain items.

Income taxes are accounted for utilizing the asset and liability method, under which deferred income tax assets and liabilities are recognized based on the differences between the financial reporting bases and the respective tax bases of assets and liabilities.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. Any effects of changes in the income tax rates or tax laws are included in the provision for income taxes in the period that includes the enacted date.

Management routinely assesses the realizability of deferred tax assets and may record a valuation allowance if, based on all available positive and negative evidence, the determination is reached that some portion of the deferred tax assets may not be realized prior to expiration. If we determine that we may be able to realize the deferred tax assets in the future, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes during the period in which the determination was made.

Stock-Based Compensation and Fair Value of Common Stock

Stock-based compensation expense is measured based on the award’s fair value at the date of grant. Stock-based compensation expense related to time-based stock option awards issued under our 2017 Equity Plan is recognized on an accelerated recognition method over the requisite service period. No awards were granted under the 2017 Equity Plan during 2025, 2024 and 2023, and we do not intend to grant any further awards under the 2017 Equity Plan. Stock-based compensation expense related to time-based stock option awards issued under our 2021 Equity Plan is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur for all awards.

Management estimates the fair value of stock option awards using the Black-Scholes valuation model, which involves several assumptions and judgments including the expected term of the stock option, expected volatility, the risk-free interest rate and the expected dividend yield. The Company does not have sufficient historical stock option exercise activity and therefore the expected term of stock options granted under the 2021 Equity Plan is estimated using the simplified method, which represents the mid-point between the vesting period and the contractual term for each grant. Prior to our IPO in October 2021, the expected term of stock option awards was determined based on data from publicly-traded companies. The expected volatility of stock option awards is based on the historical volatilities of a set of publicly-traded peer companies in a similar industry, as we lack company-specific historical or implied volatility information. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and there is no intent to pay dividends in the foreseeable future. These assumptions represented Management’s best estimate, which involved inherent uncertainties and the application of Management’s judgment. As a result, use of significantly different assumptions or estimates could yield a materially different stock-based compensation expense.
The fair value of our common stock and our stock-based awards’ grant date fair value is determined based on the closing price on our common stock on Nasdaq.
See Note 17, Stock-Based Compensation, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

Insurance Reserves
The Company is self-insured for employee group health claims and Ohio workers’ compensation and carry retention levels and per-claim deductibles for a significant portion of expected losses associated with other workers’ compensation and general liability programs. Liabilities for unresolved and incurred but not reported claims are recognized at the anticipated cost below applicable retention levels or per-claim deductible amounts. Insurance reserve liabilities are established using actuarial assumptions and judgments regarding the frequency and severity of claims.
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
Our market basket experienced cost inflation of 5% in 2025. We expect a 1% to 3% increase in our 2026 commodity prices as compared to the prior year.
In 2026, we expect that we will negotiate annual pricing for approximately 30% of our market basket. Other commodities are purchased based upon price ranges established with vendors and are subject to fixed prices or fixed formulas for 30-to-90 day periods.

Interest Rate Risk
As of December 28, 2025, we had $267.6 million in outstanding borrowings, excluding unamortized debt discount and deferred issuance costs. Our loans pursuant to our Credit Agreement incur interest at a floating rate and we also pay an unused commitment fee of between 37.5 and 50 basis points on the undrawn commitments, depending on the Total Rent Adjusted Net Leverage Ratio, as defined in our Credit Agreement. On June 23, 2023, we entered into a variable-to-fixed interest rate swap agreement with two financial institutions to hedge $90 million of the outstanding variable rate debt. Under the terms of these interest rate swap agreements, we will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. On May 17, 2024, we entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $60 million and mature on June 30, 2027. Under the terms of these interest rate swaps, we will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from the counterparties based on the three-month secured overnight financing rate. Refer to Note 10, Debt, and Note 11, Interest Rate Swaps, in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for more information.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of First Watch Restaurant Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Watch Restaurant Group, Inc. and its subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Company’s management is responsible for the consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Managements’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Insurance Reserves

As described in Note 2 to the consolidated financial statements, the Company’s estimated unpaid claims and other insurance liabilities was $6.3 million as of December 28, 2025. The Company is self-insured for employee group health claims and Ohio workers’ compensation. The Company also carries retention levels and per-claim deductibles associated with other workers’ compensation and general liability insurance programs. Stop loss coverage is maintained with third-party insurers to limit loss exposure. Management records liabilities for unresolved and incurred but not reported claims at the anticipated cost below applicable retention levels or per-claim deductible amounts. Insurance reserve liabilities are established at the balance sheet date using actuarial assumptions and historical data including the frequency and severity of claims.

The principal considerations for our determination that performing procedures relating to the valuation of insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of insurance reserves; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the frequency and severity of claims; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of insurance reserves, including controls over the development of significant assumptions. These procedures also included, among others (i) testing management’s process for developing the estimate of insurance reserves, (ii) evaluating the appropriateness of the actuarial methods used by management, (iii) evaluating the reasonableness of the significant assumptions used by management related to the frequency and severity of claims, and (iv) testing the completeness and accuracy of the underlying data used in the valuation. Evaluating management’s assumptions related to the frequency and severity of claims involved considering (i) the consistency with external market data; and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge assisted in evaluating the reasonableness of management's estimate by (i) developing an independent estimate of insurance reserves and comparing the independent estimate to management's actuarial determined reserves, (ii) evaluating the appropriateness of management's actuarial methodologies and, (iii) evaluating the reasonableness of management's significant assumptions related to frequency and severity of claims.

Acquisition of Franchise Operated First Watch Restaurants on April 28, 2025 – Valuation of Reacquired Rights

As described in Notes 2 and 3 to the consolidated financial statements, on April 28, 2025, the Company acquired certain franchise operated First Watch restaurants for a net purchase price of $49.2 million. Of the assets acquired, $13.1 million of reacquired rights were recorded. The fair value of reacquired rights is determined as of the acquisition date by management using the excess earnings method. Under this method, the fair value is determined based on estimated future cash flows arising from the reacquired rights over their estimated economic lives. The assumptions that have the most significant effect on the fair value calculations are projected Earnings Before Interest and Taxes (“EBIT”) margins and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of reacquired rights acquired in the acquisition of franchise operated First Watch restaurants on April 28, 2025 is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reacquired rights intangible asset acquired; (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to the projected EBIT margins and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the reacquired rights intangible asset acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the reacquired rights intangible asset acquired; (iii) evaluating the appropriateness of the excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the projected EBIT margins and the discount rate. Evaluating management’s assumptions related to projected EBIT margins involved considering (i) the current and past performance of the franchisee’s franchise locations; (ii) the consistency with the historical performance of the Company’s existing restaurants; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 24, 2026

We have served as the Company’s auditor since 1999.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 28, 2025	DECEMBER 29, 2024
Assets
Current assets:
Cash and cash equivalents	$21,246	$33,312
Accounts receivable	6,859	7,235
Inventory	7,174	6,117
Prepaid expenses	7,945	7,008
Deposits and other current assets	5,856	2,204
Total current assets	49,080	55,876
Goodwill	420,208	398,565
Intangible assets, net	174,908	167,596
Operating lease right-of-use assets	614,548	527,674
Property, fixtures and equipment, net of accumulated depreciation of $285,706 and $229,227, respectively	478,451	361,394
Other long-term assets	4,834	3,251
Total assets	$1,742,029	$1,514,356
Liabilities and Equity
Current liabilities:
Accounts payable	$8,701	$6,961
Accrued liabilities	38,496	39,607
Accrued compensation	24,281	21,244
Deferred revenues	6,778	5,623
Current portion of operating lease liabilities	75,034	55,704
Current portion of long-term debt	13,309	9,228
Interest rate swap liabilities, current	900	105
Total current liabilities	167,499	138,472
Operating lease liabilities	651,254	555,576
Long-term debt, net	269,071	189,043
Deferred income taxes	21,972	32,218
Derivative liabilities	557	503
Other long-term liabilities	5,397	3,155
Total liabilities	1,115,750	918,967
Commitments and contingencies (Note 18)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 61,131,978 and 60,700,090 shares issued and outstanding at December 28, 2025 and December 29, 2024, respectively	611	607
Additional paid-in capital	661,153	649,045
Accumulated deficit	(34,390)	(53,822)
Accumulated other comprehensive loss	(1,095)	(441)
Total equity	626,279	595,389
Total liabilities and equity	$1,742,029	$1,514,356
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	FISCAL YEAR
	2025	2024	2023
Revenues:
Restaurant sales	$1,212,173	$1,004,355	$877,092
Franchise revenues	10,328	11,555	14,459
Total revenues	1,222,501	1,015,910	891,551
Operating costs and expenses:
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	280,098	223,097	197,374
Labor and other related expenses	405,544	335,038	294,010
Other restaurant operating expenses	188,685	151,968	134,477
Occupancy expenses	100,788	82,694	68,400
Pre-opening expenses	12,933	10,109	7,173
General and administrative expenses	128,950	113,270	103,121
Depreciation and amortization	75,011	57,715	41,223
Impairments and loss on disposal of assets	448	525	1,359
Transaction expenses, net	2,533	2,587	3,147
Total operating costs and expenses	1,194,990	977,003	850,284
Income from operations	27,511	38,907	41,267
Interest expense	(16,699)	(12,640)	(8,063)
Other income, net	1,321	1,759	2,871
Income before income taxes	12,133	28,026	36,075
Income tax benefit (expense)	7,299	(9,101)	(10,690)
Net income	$19,432	$18,925	$25,385

Net income	$19,432	$18,925	$25,385
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives	(869)	301	(889)
Income tax related to other comprehensive (loss) income	215	(75)	222
Other comprehensive (loss) income	(654)	226	(667)
Comprehensive income	$18,778	$19,151	$24,718

Net income per common share - basic	$0.32	$0.31	$0.43
Net income per common share - diluted	$0.31	$0.30	$0.41
Weighted average number of common shares outstanding - basic	60,963,587	60,365,393	59,531,404
Weighted average number of common shares outstanding - diluted	62,842,519	62,351,222	61,191,613

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 25, 2022	59,211,019	$592	$620,675	$(98,132)	$—	$523,135
Common stock issued under stock-based compensation plans, net	680,686	7	5,820	—	—	5,827
Net income	—	—	—	25,385	—	25,385
Stock-based compensation	—	—	7,604	—	—	7,604
Other comprehensive loss, net of tax	—	—	—	—	(667)	(667)
Balance at December 31, 2023	59,891,705	$599	$634,099	$(72,747)	$(667)	$561,284
Common stock issued under stock-based compensation plans, net	808,385	8	6,421	—	—	6,429
Net income	—	—	—	18,925	—	18,925
Stock-based compensation	—	—	8,525	—	—	8,525
Other comprehensive income, net of tax	—	—	—	—	226	226
Balance at December 29, 2024	60,700,090	$607	$649,045	$(53,822)	$(441)	$595,389
Common stock issued under stock-based compensation plans, net	431,888	4	1,189	—	—	1,193
Net income	—	—	—	19,432	—	19,432
Stock-based compensation	—	—	10,919	—	—	10,919
Other comprehensive loss, net of tax	—		—	—	(654)	(654)
Balance at December 28, 2025	61,131,978	$611	$661,153	$(34,390)	$(1,095)	$626,279

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	FISCAL YEAR
	2025	2024	2023
Cash flows from operating activities:
Net income	$19,432	$18,925	$25,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,011	57,715	41,223
Stock-based compensation, net of amounts capitalized	10,760	8,525	7,604
Non-cash operating lease costs	32,786	26,579	19,472
Non-cash loss on extinguishments and modifications of debt	—	358	—
Deferred income taxes	(10,031)	6,823	8,315
Amortization of debt discount and deferred issuance costs	664	567	452
Impairments and loss on disposal of assets	448	525	1,359
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	376	(1,703)	632
Inventory	(867)	(508)	(62)
Prepaid expenses	(868)	509	(1,671)
Deposits and other assets, current and long-term	(5,655)	77	(3,540)
Accounts payable	1,740	637	(1,301)
Accrued liabilities and other long-term liabilities	6,580	2,648	6,082
Accrued compensation and deferred payroll taxes	3,037	(467)	3,812
Deferred revenues, current and long-term	555	(136)	(657)
Other liabilities	—	(259)	(368)
Operating lease liabilities	(8,056)	(5,142)	(11,399)
Net cash provided by operating activities	125,912	115,673	95,338
Cash flows from investing activities:
Capital expenditures	(156,906)	(127,915)	(83,329)
Acquisitions, net of cash acquired	(56,008)	(78,638)	(39,880)
Purchase of intangible assets	(850)	(100)	(161)
Net cash used in investing activities	(213,764)	(206,653)	(123,370)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)

	FISCAL YEAR
	2025	2024	2023
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	443,500	22,500	30,000
Repayments of borrowings on revolving credit facility	(387,500)	(52,500)	—
Proceeds from issuance of long-term debt	27,500	197,500	—
Repayments of long-term debt, including finance lease liabilities	(8,907)	(96,793)	(6,183)
Payment of debt discount and deferred issuance costs	—	(2,430)	—
Proceeds from exercise of stock options, net of employee taxes paid	1,193	6,429	5,827
Contingent consideration payment	—	(375)	(198)
Repayment of notes payable	—	—	(1,376)
Net cash provided by financing activities	75,786	74,331	28,070
Net (decrease) increase in cash and cash equivalents	(12,066)	(16,649)	38
Cash and cash equivalents:
Beginning of period	33,312	49,961	49,923
End of period	$21,246	$33,312	$49,961
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$15,507	$12,328	$8,725
Cash paid for income taxes, net of refunds	$2,562	$3,108	$1,952

Supplemental disclosures of non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities (1)	$114,903	$129,105	$88,819
Leased assets obtained in exchange for new finance lease liabilities	$9,831	$2,143	$249
Remeasurements and terminations of operating lease assets and lease liabilities	$4,757	$5,797	$(898)
Remeasurements and terminations of finance lease assets and lease liabilities	$(575)	$86	$(48)
(Decrease) Increase in liabilities from acquisition of property, fixtures and equipment	$(5,181)	$2,825	$7,036

(1) Leased assets and liabilities obtained in Fiscal 2025 and 2024 include $23.6 million and $28.1 million, respectively, from business acquisitions.

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
The Company operates restaurants through its wholly owned subsidiary, First Watch Restaurants, Inc., and is a franchisor through its wholly owned subsidiary, First Watch Franchise Development Co. As of December 28, 2025 and December 29, 2024, the Company operated 560 company-owned restaurants and 489 company-owned restaurants, respectively, and had 73 franchise-owned restaurants and 83 franchise-owned restaurants, respectively.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The fiscal years ended December 28, 2025 (“Fiscal 2025”), December 29, 2024 (“Fiscal 2024”) and December 31, 2023 (“Fiscal 2023”) contained 52 weeks, 52 weeks and 53 weeks, respectively. The accompanying consolidated financial statements of the Company have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
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
Business Combinations
The Company’s business combinations are accounted for using the purchase method of accounting. The consideration transferred in a business combination, identifiable assets acquired and liabilities assumed are measured at their estimated fair value as of the date of the acquisition. The fair value of reacquired rights is determined as of the acquisition date by Management using the excess earnings method. Under this method, the fair value is determined based on estimated future cash flows arising from the reacquired rights over their estimated economic lives. The assumptions that have the most significant effect on the fair value calculations are projected Earnings Before Interest and Taxes (“EBIT”) margins and the discount rate. Goodwill is recognized for the amount by which the purchase consideration exceeds the fair values of the net assets acquired. Costs incurred in connection with business combinations are expensed as incurred. The results of operations of the businesses that were acquired are included as of their respective dates of acquisition.
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
Interest Rate Swaps
Interest rate swaps are used as an element of the Company’s interest rate risk management strategy with the intent of reducing cash flow exposure to variability in expected future interest rates. Management has elected to designate and qualify the interest rate swaps as cash flow hedges. As such, the instruments are recorded on the balance sheet at fair value. Thereafter, gains or losses on the instruments are recognized in equity as changes to Other comprehensive income (loss) and subsequently reclassified into earnings at the time of the Company’s debt-interest payments. The Company has elected to record cash flows from interest rate swaps within operating activities, the same category as the items being hedged, in its Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Amounts receivable from credit card processors are considered cash equivalents because they are highly liquid and are typically converted to cash within three business days.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of market and credit risk, are cash and cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses to date as a result of these risks. Management periodically assesses the quality of the financial institutions and believes that the risk related to these deposits is minimal.
Accounts Receivable
Accounts receivable consist primarily of receivables from franchisees, receivables from third-party delivery providers, receivables from gift card sales and vendor rebates. The Company believes all amounts to be collectible based on a variety of factors it evaluates, including historical experience, current economic conditions and other factors. Accordingly, no allowance for credit losses or doubtful accounts has been recorded as of December 28, 2025 and December 29, 2024.
Inventory
Inventory consists primarily of food and beverage costs and is stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Adjustments are not deemed necessary to reduce inventory to net realizable value due to the rapid turnover and utilization of inventory.
Leases
The Company’s restaurant facilities, corporate offices and certain restaurant equipment are leased under various agreements having initial terms expiring between 2026 and 2041. Restaurant facility leases generally have renewal periods of five to 20 years, exercisable at the option of the Company. At the commencement of each lease, an evaluation is performed to determine whether (i) the contract involves the use of property or equipment, (ii) the Company controls the use of the asset and (iii) the Company has the right to direct the use of the asset. Management determines the classification of lease contracts as operating or finance leases. The majority of the Company’s real estate leases are classified as operating leases and the majority of the Company’s equipment leases are classified as finance leases.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For operating leases with lease terms greater than 12 months, a lease liability is recognized for future fixed lease payments and a corresponding right-of-use asset is recognized representing the Company’s right to use the underlying asset during the lease term. The lease liability is initially measured as the present value of the future fixed lease payments that will be made over the lease term using the Company’s incremental borrowing rate as there are no implicit rates provided in the lease contracts. The Company’s incremental borrowing rate is based on a market yield implied by the Company’s outstanding secured term loans interpolated for various maturities using the Company’s synthetic credit rating, which was determined using a regression analysis of rated comparable publicly-traded companies and their financial data. Occupancy expense, which includes the effects of free rent periods and rent escalation clauses within certain of the Company’s leases, is recognized on a straight-line basis over the lease term. Tenant improvement allowances are amortized on a straight-line basis over the term of the lease as a reduction of lease expense. The lease term, which commences on the date the Company has the right to control the use of the property, includes the Company’s options to extend the lease to the extent it is reasonably certain that the renewal options will be exercised.
Leases with indexed rent escalation clauses are recorded using the index that existed at lease commencement or upon the latest modification requiring remeasurement. Subsequent changes in the index are recorded as variable lease expense. Contingent rent payments, which are based on a percentage of sales for certain restaurant facilities, are recorded as variable lease expense when the Company determines that such sales levels will be achieved. In addition to fixed lease payments, certain of the Company’s real estate leases also require payment of a proportionate share of property taxes, insurance and maintenance costs, which are expensed as incurred in the Consolidated Statements of Operations and Comprehensive Income and future variable rent obligations are not included within the lease liabilities on the Consolidated Balance Sheets.
The operating lease right-of-use asset is measured as the amount of the lease liability with adjustments for (i) rent prepayments made prior to or at lease commencement, (ii) landlord incentives and (iii) favorable and unfavorable leasehold positions. The depreciable life of an operating lease right-of-use asset is limited by the lease term. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.
Fixed lease and non-lease components of the Company’s restaurant facility leases are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets, however, they are recognized on a straight-line basis over the lease term in the Consolidated Statements of Operations and Comprehensive Income.
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
Property, Fixtures and Equipment
Property, fixtures and equipment, including capitalized software, are stated at cost less accumulated depreciation. Refurbishments and improvements that increase the productive capacity or extend the useful life of assets are capitalized and depreciated over their estimated useful lives. Repair and maintenance costs are expensed as incurred. Leasehold improvements are depreciated over the shorter of their useful life or the lease term. The carrying amount of assets sold, replaced or retired and the related accumulated depreciation are eliminated at the time of disposal and any resulting gains and losses on disposal are recognized in the Consolidated Statements of Operations and Comprehensive Income.
Direct internal costs associated with the acquisition, development, design and construction of company-owned restaurants are capitalized as these costs have a future benefit to the Company. Direct internal costs of $1.7 million and $1.2 million were capitalized in Fiscal 2025 and Fiscal 2024, respectively.

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
Management performed a qualitative annual impairment assessment for goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter of each of Fiscal 2025 and Fiscal 2024 and concluded that impairment of both goodwill and indefinite-lived intangible assets was not more likely than not. As a result, a quantitative assessment was not required in either year.
Definite-Lived Intangible Assets
Intangible assets with definite lives consist of franchise rights and reacquired rights from the Company’s acquisitions of franchised restaurants. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
When evaluating the carrying amount for recoverability, the total future undiscounted net cash flows expected to be generated by the asset are compared to the carrying amount. If the total future undiscounted net cash flows are less than the carrying amount, this may be an indicator of impairment. An impairment loss is recognized when the asset’s carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model using unobservable inputs that fall within Level 3 of the fair value hierarchy. No impairment loss was recorded for definite-lived intangible assets in Fiscal 2025, Fiscal 2024 and Fiscal 2023.
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
Estimated unpaid claims and other insurance liabilities of $6.3 million and $3.9 million were recorded in the accompanying Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024, respectively.
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
Advertising Costs
Advertising costs are recognized as incurred or, in the case of advertisements, when the advertisement occurs. Advertising costs were $16.5 million, $8.5 million and $7.2 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, and are included in General and administrative expenses, Other restaurant operating expenses and Pre-opening expenses.
Debt Discount and Deferred Issuance Costs
Debt discount and deferred issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization expense of debt discount and deferred issuance costs is included in Interest expense.
Income Taxes
Income taxes are accounted for under the asset and liability method of accounting. Under this method, deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences between the carrying value and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
When Management determines it is more likely than not that some portion or all of the deferred tax assets may not be realized, a valuation allowance is established against the deferred tax assets. In the assessment for realization of deferred tax assets, Management considers all sources of taxable income including carryback available, scheduling of anticipated reversal of taxable temporary differences, prudent and feasible tax-planning strategies and future taxable income expected.
Management evaluates our tax filing positions and recognizes a tax benefit from an uncertain tax position only if, based on its technical merits, it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities. The tax benefits recognized in the financial statements from such a position would be measured based on the largest tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority. For uncertain tax positions that do not meet this threshold, we would record a related tax reserve in the period in which it arises. We would adjust our unrecognized tax benefit liability and provision for income taxes in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available that would require a change in recognition and/or measurement of the liability.
We recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes. Accrued interest and penalties would be included within the related tax reserve on our consolidated balance sheets.
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
Stock option exercises and restricted stock unit vesting are settled with authorized but unissued shares of the Company’s common stock. Forfeitures of stock-based awards are recognized as they occur.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements including disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income taxes paid. The Company adopted ASU 2023-09 prospectively on December 28, 2025. See the disclosure included in Note 14, Income Taxes.
New Accounting Pronouncements
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging: Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of the Company’s risk management activities. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management is currently evaluating the impact of this new standard.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements, which makes targeted, narrow scope improvements to interim reporting to clarify application and improve consistency in practice. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the impact of this new standard.
Recent accounting guidance not discussed herein is not applicable, did not have, or is not expected to have a material impact on the Company.
3.    Business Acquisitions
During Fiscal 2025 and Fiscal 2024, the Company acquired substantially all the assets associated with 19 and 22 franchise operated First Watch restaurants, respectively. The purchase price was allocated to the fair value of assets acquired and liabilities assumed. Fiscal 2025 acquisitions are based on preliminary valuations and are subject to adjustment as additional information is available.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The dates and details of each acquisition are as follows:

	FISCAL YEAR 2025		FISCAL YEAR 2024
(dollars in thousands)	APRIL 28, 2025	APRIL 14, 2025	APRIL 15, 2024	JANUARY 22, 2024
Number of acquired restaurants	16	3	21	1
Purchase price (cash)	$49,247	$6,985	$75,119	$3,002
Transaction costs incurred	$1,016	$415	$1,328	$211
Deferred franchise fees recognized as a result of termination of pre-existing franchise agreement	$398	$—	$383	$30
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$24	$5	$32	$1
Inventory	$159	$31	$213	$15
Other assets	$124	$9	$133	$1
Property, fixtures and equipment	$19,800	$2,998	$16,511	$1,391
Reacquired rights	$13,060	$1,920	$21,459	$498
Goodwill (primarily expected synergies and assembled workforce; tax deductible)	$18,767	$2,876	$37,585	$1,097
Operating right-of-use assets, net of lease positions and prepaid rent	$17,305	$2,922	$26,199	$1,251
Accounts payable	$—	$(2)	$—	$—
Operating lease liabilities	$(19,896)	$(3,735)	$(26,853)	$(1,247)
Deferred revenues - gift card liabilities assumed	$(96)	$(39)	$(160)	$(5)

4.    Revenues
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Deferred revenues:
Deferred gift card revenue	$6,548	$5,385
Deferred franchise fee revenue - current	230	238
Total current deferred revenues	$6,778	$5,623
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,226	$1,691
Changes in deferred gift card contract liabilities were as follows:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Deferred gift card revenue:
Balance, beginning of period	$5,385	$5,224	$4,897
Gift card sales	13,193	11,492	12,329
Gift card redemptions	(10,885)	(10,230)	(11,198)
Gift card breakage	(1,280)	(1,266)	(1,081)
Gift card liabilities assumed through acquisitions	135	165	277
Balance, end of period	$6,548	$5,385	$5,224

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gift cards are combined in one pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Changes in deferred franchise fee contract liabilities were as follows:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Deferred franchise fee revenue:
Balance, beginning of period	$1,929	$2,061	$2,768
Cash received	150	559	288
Franchise revenues recognized	(225)	(278)	(388)
Business combinations - franchise revenues recognized	(398)	(413)	(607)
Balance, end of period	$1,456	$1,929	$2,061
Revenues recognized disaggregated by type were as follows:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Restaurant sales:
In-restaurant dining sales	$982,349	$829,048	$716,960
Third-party delivery sales	142,255	97,444	91,433
Take-out sales	87,569	77,863	68,699
Total restaurant sales	$1,212,173	$1,004,355	$877,092

Franchise revenues:
Royalty and system fund contributions	$9,705	$10,864	$13,464
Initial fees	225	278	388
Business combinations - revenues recognized	398	413	607
Total franchise revenues	$10,328	$11,555	$14,459
Total revenues	$1,222,501	$1,015,910	$891,551
Deferred revenues as of December 28, 2025 are expected to be recognized as follows:

FISCAL YEAR	(in thousands)
2026	$6,778
2027	$227
2028	$201
2029	$167
2030	$144
Thereafter	$487

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Receivables from third-party delivery providers	$2,068	$1,445
Receivables from franchisees	907	987
Receivables from vendors	1,337	1,657
Receivables related to gift card sales	2,091	1,683
Other receivables	456	1,463
Total accounts receivable	$6,859	$7,235

6.    Goodwill
The changes in the carrying value of goodwill were as follows:

(in thousands)
Balance as of December 31, 2023	$359,883
Additions - acquisitions	38,682
Balance as of December 29, 2024	398,565
Additions - acquisitions	21,643
Balance as of December 28, 2025	$420,208
7.    Intangible Assets, Net
Intangible assets, net consisted of the following:

		DECEMBER 28, 2025
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$140,052	$—	$140,052
Franchise rights	6 years	55,735	(20,879)	34,856
		$195,787	$(20,879)	$174,908

		DECEMBER 29, 2024
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Registered trademarks, trade names, domains, liquor licenses	Indefinite	$139,202	$—	$139,202
Franchise rights	7 years	40,771	(12,377)	28,394
		$179,973	$(12,377)	$167,596
Total amortization expense related to definite-lived intangible assets was $8.5 million, $5.6 million and $1.5 million in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future amortization of definite-lived intangible assets as of December 28, 2025 is as follows:

FISCAL YEAR	(in thousands)
2026	$8,917
2027	$8,238
2028	$7,188
2029	$4,750
2030	$2,847
Thereafter	$2,916
8.    Property, Fixtures and Equipment
Property, fixtures and equipment, net consisted of the following:

(in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Building and land improvements	$1,354	$1,354
Leased land asset	1,190	1,190
Leasehold improvements	434,438	324,389
Furniture, fixtures and equipment (including capitalized software)	279,300	223,137
Financing lease assets	11,731	5,312
Vehicles	—	460
Total property, fixtures and equipment	728,013	555,842
Accumulated depreciation	(285,706)	(229,227)
Construction-in-progress	36,144	34,779
Total property, fixtures and equipment, net	$478,451	$361,394

Depreciation expense was $66.5 million, $52.1 million and $39.7 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
In Fiscal 2025 and Fiscal 2024, there were no impairment losses recorded. In Fiscal 2023, the Company recognized impairment losses of $0.5 million, primarily related to the long-lived assets of two company-owned restaurants due to their approved closures.
Loss on disposals of assets of $0.4 million, $0.5 million and $0.8 million were recognized in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, primarily related to the write-off of assets retired as a result of the replacement of assets or restaurant closures.
As of December 28, 2025 and December 29, 2024, Property, fixtures and equipment, net included $1.2 million in land related to sale and leaseback transactions accounted for as financing obligations.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Construction liabilities	$11,588	$16,769
Sales tax	8,806	7,919
Insurance liabilities	4,047	2,521
Utilities	2,892	2,156
Credit card fees	2,110	1,973
Property tax	1,453	830
Contingent rent	1,239	1,058
Other	6,361	6,381
Total accrued liabilities	$38,496	$39,607
10.    Debt
Long-term debt, net consisted of the following:

	DECEMBER 28, 2025		DECEMBER 29, 2024
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facilities	$211,625	6.54%	$193,797	6.93%
Revolving Credit Facility	56,000	7.17%	—
Finance lease liabilities	12,906		2,766
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,201)		(1,342)
Total Debt, net	282,380		198,271
Less: Current portion of long-term debt	(13,309)		(9,228)
Long-term debt, net	$269,071		$189,043
Credit Facilities
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated October 6, 2021, the terms of which were amended on February 24, 2023 and January 5, 2024, which provides for (i) a $225.0 million term loan A facility and delayed draw facility (the “Term Facilities”) and (ii) a $125.0 million revolving credit facility (the “Revolving Credit Facility” and collectively with the Term Facilities the “Credit Facility”). The Credit Facility matures on January 5, 2029.
During Fiscal 2024, the Company drew $97.5 million of the $125.0 million delayed draw facility. The proceeds were used to repay $22.5 million of borrowings under the Revolving Credit Facility and fund the business acquisition that was completed on April 15, 2024 for approximately $75.1 million. During Fiscal 2025, the Company drew the remaining $27.5 million on the delayed draw facility and $32.5 million on the Revolving Credit Facility, primarily to fund the business acquisitions referenced in Note 3, “Business Acquisitions”. As of December 28, 2025, the delayed draw facility was fully drawn with the same servicing and repayment terms as the term loan A facility. The Company drew an additional $23.5 million on the Revolving Credit Facility during Fiscal 2025 primarily to fund capital expenditures.
As of December 28, 2025, borrowings under the Credit Facility bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) the secured overnight financing rate (“SOFR”), plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Additionally, an unused commitment fee of between 37.5 and 50 basis points is paid on the undrawn commitments under the New Revolving Credit Facility, also depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 11, Interest Rate Swaps, for information about the Company’s variable-to-fixed interest rate swap agreements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Term Facilities are subject to amortization of principal, payable in quarterly installments equal to (i) 1.9% of the original principal amount of the term loans in Fiscal 2024, (ii) 4.4% of the original principal amount of the term loans in the fiscal year ending December 28, 2025, (iii) 5.0% of the original principal amount of the term loans in the fiscal year ending December 27, 2026, (iv) 6.9% of the original principal amount of the term loans in the fiscal year ending December 26, 2027 and (v) 9.4% of the original principal amount of the term loans in the fiscal year ending December 31, 2028. The remaining principal amount outstanding is payable at maturity.
Principal payments due on the outstanding debt, excluding finance lease liabilities and financing obligations, as of December 28, 2025 are as follows:

FISCAL YEAR	(in thousands)
2026	$11,250
2027	15,469
2028	21,094
2029	219,812
$267,625
Interest Expense
The following table summarizes our interest expense:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Interest expense	$(18,664)	$(14,257)	$(8,063)
Capitalized interest	1,965	1,617	—
Total interest expense, net	$(16,699)	$(12,640)	$(8,063)
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the dates indicated:

	DECEMBER 28, 2025		DECEMBER 29, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facilities	$211,625	$210,860	$193,797	$193,417
Revolving Credit Facility	$56,000	$55,761	$—	$—
Letter of Credit
The Company utilizes standby letters of credit to satisfy workers’ compensation and general liability insurance requirements. The contract amount of the letters of credit approximates fair value. As of December 28, 2025 and December 29, 2024, the open letters of credit totaled approximately $2.1 million and $1.7 million, respectively, and there were no draws against the letters of credit. The Company pays participation fees for the letters of credit based on a varying percentage of the amount not drawn.
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
Under the Credit Agreement, FWR (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with covenants under the Credit Agreement as of December 28, 2025 and December 29, 2024.

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
Amounts reported in Other comprehensive income (loss) related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the fiscal year ended December 28, 2025, a total of $0.1 million was reclassified from Other comprehensive income (loss) as an increase to interest expense. During the fiscal year ended December 29, 2024, a total of $1.0 million was reclassified from Other comprehensive income (loss) as a reduction to interest expense. Over the next 12 months, Management estimates that $1.1 million will be reclassified as an increase to interest expense.
12.    Leases
The following table includes a detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheets Classification	DECEMBER 28, 2025	DECEMBER 29, 2024
Finance lease assets - current	Deposits and other current assets	$120	$—
Operating lease right-of-use assets	Operating lease right-of-use assets	614,548	527,674
Finance lease assets	Property, fixtures and equipment, net	10,730	2,724
Total lease assets		$625,398	$530,398

Operating lease liabilities (1) - current	Current portion of operating lease liabilities	$75,034	$55,704
Operating lease liabilities - non-current	Operating lease liabilities	651,254	555,576
Finance lease liabilities - current	Current portion of long-term debt	2,059	587
Finance lease liabilities - non-current	Long-term debt, net	10,847	2,179
Total lease liabilities		$739,194	$614,046
_____________
(1) Excludes all variable lease expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	FISCAL YEAR
		2025	2024	2023
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$84,790	$69,908	$56,129
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	23,292	19,249	17,158
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,232	539	507
Interest on lease liabilities	Interest expense	472	64	92
Total lease expense (1)		$109,786	$89,760	$73,886
_____________
(1) Includes contingent rent expense of $2.1 million, $1.8 million and $2.1 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

Supplemental cash flow information related to leases was as follows:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$60,065	$48,467	$47,930
Operating cash flows - finance leases	$472	$64	$92
Financing cash flows - finance leases	$(764)	$590	$558
Supplemental information related to leases was as follows:

	FISCAL YEAR
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	12.7	13.3
Finance leases	10.2	15.0
Weighted-average discount rate (1)
Operating leases	7.8%	7.7%
Finance leases	6.2%	6.2%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 28, 2025, future minimum lease payments for operating and finance leases consisted of the following:

(in thousands)
FISCAL YEAR	OPERATING LEASES	FINANCE LEASES

2026	$77,739	$1,996
2027	88,264	2,558
2028	90,268	2,558
2029	90,009	2,556
2030	90,061	881
Thereafter	736,730	7,652
Total future minimum lease payments (1)	1,173,071	18,201
Less: imputed interest	(446,783)	(5,415)
Total present value of lease liabilities	$726,288	$12,786
_____________
(1) Excludes approximately $130.7 million of executed operating leases that have not commenced as of December 28, 2025.
Sale-Leaseback Transactions
In 2015, Management entered into an agreement relating to the sale and leaseback of the land for use in restaurant operations and received cash proceeds of $3.1 million. As the Company had continuing involvement with the property, the sale of the land did not qualify for sale accounting. As a result, the cash proceeds were recorded as a financing obligation. The balance of the financing obligation was $3.1 million as of December 28, 2025 and December 29, 2024.
13.    Transaction Expenses, Net
Transaction expenses, net consisted of the following:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Acquisition-related costs	$1,098	$1,595	$2,062
Secondary offering costs	1,306	1,259	1,031
Credit Agreement modification	—	268	127
Loss (Gain), net on restaurant closures/relocations	49	13	(73)
Other	80	(548)	—
Total transaction expenses, net	$2,533	$2,587	$3,147

During Fiscal 2025 and 2024, $1.1 million and $1.6 million, respectively, of costs were incurred in connection with the acquisition of certain franchise-owned restaurants.

During both Fiscal 2025 and 2024, $1.3 million of costs were incurred by the Company in connection with underwritten secondary offerings of the Company’s common stock and public resales of the Company’s common stock under Rule 144 of the Securities Act of 1933, as amended, by entities affiliated with or managed by our former majority owner. During Fiscal 2023, total costs of $1.0 million were incurred by the Company in connection with secondary offerings.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14.    Income Taxes
Income before taxes were as follows:

	FISCAL YEAR
(in thousands)	2025	2024	2023
U.S. income before tax	$12,133	$28,026	$36,075
Income before taxes	$12,133	$28,026	$36,075
The components of the provision for income taxes were as follows:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Current provision:
U.S. Federal	$(706)	$(326)	$(217)
State	(2,026)	(1,952)	(2,158)
Total current provision	(2,732)	(2,278)	(2,375)
Deferred benefit (provision):
U.S. Federal	9,846	(7,031)	(8,896)
State	185	208	581
Total deferred benefit (provision)	10,031	(6,823)	(8,315)
Income tax benefit (expense)	$7,299	$(9,101)	$(10,690)
A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	FISCAL YEAR
	2025
U.S. Federal statutory rate	$2,548	21.0%
State and local income taxes, net of federal income tax effect (a)	1,415	11.7%
Tax credits
FICA tip credit	(12,561)	(103.5)%
Change in valuation allowance	(3,147)	(25.9)%
Nontaxable or nondeductible items
FICA tip expenses	2,638	21.7%
Stock-based compensation	1,278	10.5%
Secondary offerings - costs	291	2.4%
Meals	130	1.0%
Other nondeductible items	75	0.6%
Other adjustments	34	0.3%
Effective tax rate	$(7,299)	(60.2)%
_____________
(a) State taxes in Florida, Texas and Missouri make up the majority (greater than 50 percent) of the tax effect of this category
The effective income tax rate for Fiscal 2025 differed from the federal statutory rate primarily due to (i) the benefit of the tax credits for FICA taxes on certain employee tips, (ii) the change in valuation allowance, (iii) state taxes and (iv) impacts of executive stock-based compensation.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate before the adoption of ASU 2023-09 is as follows:

	FISCAL YEAR
	2024	2023
Income taxes at federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax effect	5.9	5.8
FICA tip credit	(30.3)	(19.9)
Other tax credits	(0.2)	—
Valuation allowance for federal and state	34.1	17.6
Stock-based compensation	1.8	3.4
Secondary offerings - costs	1.0	0.6
Other permanent items	0.4	0.5
Rate change	(0.5)	0.6
Other	(0.7)	—
Total	32.5%	29.6%
The effective income tax rate for Fiscal year 2024 and Fiscal year 2023 differed from the blended federal and state statutory rate primarily due to (i) the change in the valuation allowance, (ii) the benefit of the tax credits for FICA taxes on certain employee tips, (iii) impacts of executive stock-based compensation and (iv) non-deductible costs associated with the secondary offerings.
The components of deferred tax assets and liabilities were as follows:

(in thousands)	DECEMBER 28, 2025	DECEMBER 29, 2024
Deferred income tax assets
FICA tip credit	$70,094	$59,671
State tax credits	51	48
Net operating loss	5,504	17,462
Operating lease liabilities	183,635	155,540
Organizational costs	437	520
Interest limitation	159	416
Accrued compensation	3,634	2,781
Deferred revenues	384	492
Stock-based compensation	3,807	3,512
Research expenses	50	590
Interest rate swaps	361	146
Other	2,221	1,748
Valuation allowance	(54,365)	(57,664)
Total deferred income tax assets	215,972	185,262
Deferred income tax liabilities
Operating lease right-of-use assets	(154,405)	(132,054)
Depreciation	(46,249)	(48,303)
Intangible assets	(37,290)	(37,123)
Total deferred income tax liabilities	(237,944)	(217,480)
Net deferred income tax liabilities	$(21,972)	$(32,218)

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Tax Carryforwards
The amount and expiration dates of tax carryforwards as of December 28, 2025 are as follows:

(in thousands)	EXPIRATION DATE	AMOUNT
Federal net operating loss carryforwards	Indefinite	$23,602
General business tax credits (carried forward 20 years)	2031 - 2045	$70,264
The Company also has state net operating loss carryforwards of $11.9 million.
In the U.S., a restaurant company employer may claim a credit against its federal income taxes for FICA taxes paid on certain tipped wages (“FICA tip credit”).
During the first quarter of 2024, the Company’s former majority shareholder sold shares, through a secondary offering. The sale resulted in a change in control event, per the terms of the agreement with previous stockholders, and the contingent liability was reevaluated and final payment to previous stockholders was made in the second quarter of 2024.
Section 382 of the Internal Revenue Code (“IRC § 382”) limits a company’s ability to utilize tax attribute carryforwards in the event of an “ownership change”, which is defined as a change in ownership of more than 50% of a company’s stock within a rolling three-year period. We have considered the impact of potential ownership changes to our ability to realize the benefit of our deferred tax assets and do not believe that any resulting limitation will have a material impact.
Valuation Allowance
As a result of Management’s annual assessment, for the fiscal year ended on December 28, 2025, there was a net decrease to the valuation allowance on federal tax credit carryforwards. Management’s assessment of the valuation allowance considered all available positive and negative evidence, including the scheduled reversal of temporary differences, cumulative income position, recent and projected future taxable income, and prudent and feasible tax planning strategies.
Changes in the deferred tax asset valuation allowance were as follows:

(in thousands)
Balance as of December 25, 2022	$(41,754)
Increase	(6,357)
Balance as of December 31, 2023	(48,111)
Increase	(9,553)
Balance as of December 29, 2024	(57,664)
Decrease	3,299
Balance as of December 28, 2025	$(54,365)
The Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 28, 2025, the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are from the year 2017 and forward.
Disclosure of Income Taxes Paid
Income taxes paid by jurisdiction are as follows:

FISCAL YEAR
(in thousands)	2025
U.S. Federal	$597
Florida	707
Texas	230
All other states	1,028
Total taxes paid	$2,562

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Enactment of H.R. 1

On July 4, 2025, H.R. 1 - the One Big Beautiful Bill Act (“the Bill”) was enacted in the U.S. The Bill includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions and provisions allowing accelerated tax deductions for qualified property and research expenditures. The Bill has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The Bill’s enactment did not materially impact our effective income tax rate or cash tax position for the year ended December 28, 2025.
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
During Fiscal 2025, our former majority shareholder sold their remaining 10,289,784 shares of common stock through secondary offerings. During Fiscal 2024 and Fiscal 2023, our former majority shareholder sold 14,900,000 and 7,475,000 shares of common stock through secondary offerings, respectively. The net proceeds from the sales of common stock from the transactions were distributed to the selling stockholders.
No cash dividends were declared or paid in Fiscal 2025, Fiscal 2024 and Fiscal 2023.
16.    Employee Savings Plans
Defined Contribution Plan
The Company sponsors a defined contribution 401(k) savings plan (“401(k) Plan”) which requires the Company to match contributions for participants. The Company matches 50% of the first 6% of employees’ wages deferred into the 401(k) Plan. The 401(k) Plan also allows for additional profit-sharing contributions by the Company at the sole discretion of Management. Company contributions vest over a five-year service period. Total expense recognized for the Company’s contributions to the 401(k) Plan was $2.3 million, $1.9 million and $1.1 million in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
Non-Qualified Deferred Compensation Plan
The First Watch Deferred Compensation Plan is a non-qualified plan that allows officers and other eligible key employees to defer a percentage of their base salary and cash bonus on a pre-tax basis. The plan allows participants to make tax-deferred contributions that would otherwise be limited under the 401(k) Plan because of Internal Revenue Service rules. The Company matches 50% of the first 6% of employees’ wages deferred into the First Watch Deferred Compensation Plan. The employer match credits vest over a five-year service period, or vest in full upon an active participant’s death, disability or a Company change in control event, as defined in the plan. Participants’ earnings on contributions fluctuate with the actual earnings and losses of available investment choices selected by the participants. Changes to deferred compensation liabilities incurred under the First Watch Deferred Compensation Plan are recorded as general and administrative expenses. As of December 28, 2025, the deferred compensation obligation was included in Other long-term liabilities and totaled $1.9 million.
While the First Watch Deferred Compensation Plan is unsecured, Management has elected to fund certain of these obligations through a rabbi trust, the assets of which consist of company-owned life insurance policies. The life insurance policies cover certain of our officers and other key employees included in the First Watch Deferred Compensation Plan. The assets held in the rabbi trust are not available for general corporate purposes and are subject to creditor claims in the event of insolvency. Changes to the cash surrender value are recorded as general and administrative expenses. The cash surrender value of the life insurance policies in the rabbi trust is recorded in Other long-term assets and totaled $1.8 million as of December 28, 2025.

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
2021 Equity Plan
The number of shares of common stock reserved for issuance under the 2021 Equity Plan (“Share Reserve”) for Fiscal 2025, Fiscal 2024 and Fiscal 2023 was 7,630,128, 6,416,126, and 5,218,292, respectively.
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
The non-qualified time-based option awards granted under the 2021 Equity Plan in Fiscal 2022 vest over a three-year requisite service period from the date of grant and expire 10 years after the grant date. Restricted stock units are granted at values equal to the market price of the Company’s common stock on the date of grant. Stock-based compensation expense for awards made under the 2021 Equity Plan is recognized on a straight-line recognition method over the requisite service period. There were no stock option awards granted under the 2021 Equity Plan after Fiscal 2022.
2017 Equity Plan
The 2017 Equity Plan authorizes stock-based awards to be granted for up to 6,138,240 shares of common stock. The awards granted under the 2017 Equity Plan consisted of non-qualified stock options that generally vest over a five-year requisite service period from the date of grant (the “time-based option awards”), as well as upon the occurrence of certain events and if certain market conditions were achieved (the “performance-based option awards”). Stock-based compensation expense related to the stock option awards issued under the 2017 Plan is recognized on an accelerated recognition method over the requisite service period. All stock options have an exercisable life of no more than 10 years from the date of grant. No awards were granted under the 2017 Equity Plan after Fiscal 2021, and the Company does not intend to grant any further awards under the 2017 Equity Plan.
Modification of Performance-Based Option Awards - 2017 Equity Plan
On August 31, 2021, the Company’s Board of Directors amended the 2017 Equity Plan such that the performance-based option awards that convert into time-based option awards upon an initial public offering no longer vested over a period of three years, but instead vested one-third (1/3rd) on each of the first two anniversaries of an initial public offering and one-third (1/3rd) on the 273rd day following the second anniversary of an initial public offering. This was accounted for as a modification, resulting in a new fair value for all the performance-based option awards using an option-pricing model as of the modification date.
On September 19, 2021, the Company’s Board of Directors modified performance-based option awards that contained a market condition granted under the 2017 Equity Plan, such that the vesting terms for one such tranche were amended to waive the market condition. Accordingly, upon the Company’s IPO, such tranche converted into time-based option awards and vested one-third (1/3rd) on each of the first two anniversaries of the Company’s IPO and one-third (1/3rd) on the 273rd day following the second anniversary of the Company’s IPO. This was accounted for as a modification resulting in a new fair value using the option-pricing model for such performance-based option awards as of the modification date.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On September 19, 2021, the Company’s Board of Directors modified the terms of performance-based option awards granted under the 2017 Equity Plan to the Company’s Chairman Emeritus. The modification accelerated the vesting period of the performance-based option awards that convert into time-based option awards upon the Company’s IPO such that they no longer vested one-third (1/3rd) on each of the first two anniversaries of the Company’s IPO and one-third (1/3rd) on the 273rd day following the second anniversary of the Company’s IPO, but instead vested on August 1, 2022. Additionally, the exercise period of these time-based and performance-based vested option awards was modified such that any vested option may be exercised at any time prior to the 10th anniversary of the original grant date. These actions were accounted for as modifications and resulted in an increase of $0.3 million to the fair value of these awards.
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
Stock Options
The following table summarizes stock option activity for Fiscal 2025:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 29, 2024	3,701,017	$10.14	$31,676	4.1
Forfeited	(964)	$12.58
Exercised	(122,679)	$9.73
Outstanding, December 28, 2025	3,577,374	$10.15	$20,614	3.2

Exercisable, December 28, 2025	3,573,428	$10.15	$20,601	3.2
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market on the last day of the trading period. The total intrinsic value of stock options exercised was $0.9 million, $6.6 million, and $5.7 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
A summary of the non-vested stock option activity during Fiscal 2025 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested, December 29, 2024	324,245	$6.55
Vested	(319,336)	$6.57
Forfeited	(963)	$6.76
Nonvested, December 28, 2025	3,946	$5.22

The total grant date fair value of stock options that vested during Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $2.1 million, $6.8 million and $7.1 million, respectively. There were no stock options granted after Fiscal 2022.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value of Stock Options
The Black-Scholes valuation model is used to estimate the fair value of stock option awards granted. The Company has not had sufficient historical stock option exercise activity and therefore the expected term of stock options granted is estimated using the simplified method, which represents the mid-point between the vesting period and the contractual term for each grant. The expected volatility of stock options is based on the historical volatilities of a set of publicly traded peer companies in a similar industry as the Company lacks company-specific historical or implied volatility information. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the stock option award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not have intentions of paying dividends in the foreseeable future.
Restricted Stock Units
The following table summarizes RSU activity for Fiscal 2025:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 29, 2024	759,721	$20.67	$14,207
Granted	1,572,044	$16.46
Vested	(309,209)	$19.30
Forfeited	(11,639)	$19.46
Outstanding, December 28, 2025	2,010,917	$17.60	$31,994
Of the 1,572,044 RSUs granted in Fiscal 2025, 597,737 will vest ratably over a period of three years from the grant date, 65,364 will vest one year from the grant date, and the remaining 908,943 will vest four years from the grant date.
The total intrinsic value of restricted stock units that vested in Fiscal 2025 and Fiscal 2024 was $5.8 million and $4.7 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense, net of amounts capitalized, was $10.8 million, $8.5 million and $7.6 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Capitalized stock-based compensation included in property, fixtures and equipment totaled $0.2 million during Fiscal 2025.
The total related income tax benefit for stock-based compensation expense was $0.3 million, $0.8 million and $0.6 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
Cash received from stock options exercised was $1.2 million, $6.4 million and $5.8 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. The tax benefit realized from stock option exercises and vesting of restricted stock units was $1.5 million, $2.3 million and $1.6 million in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
Unrecognized Stock-Based Compensation Expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of December 28, 2025:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE VESTING PERIOD (in years)
Stock options	$—	0.1
Restricted stock units	$25,882	2.5
18.    Commitments and Contingencies
Purchase Commitments
We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. These purchase obligations include commitments for inventory purchases, marketing-related contracts, corporate sponsorships,

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
software/license commitments and service contracts. We also enter into long-term, exclusive contracts with vendors to supply us with certain goods and services, however, they generally do not include firm minimum purchase commitments.
Unconditional Purchase Obligations
The Company has entered into certain off–balance sheet commitments that require the future purchase of goods or services
(“unconditional purchase obligations”). Future payments of noncancellable unconditional purchase obligations with a remaining term in excess of one year were $14.4 million and $11.7 million as of December 28, 2025 and December 29, 2024, respectively. The majority of these purchase obligations are due within two years, however commitments with various vendors extend through 2029. The Company’s unconditional purchase obligations primarily consist of payments for subscriptions, technology, restaurant level services, and marketing-related platforms.

In July 2022, Management entered into an agreement with a vendor to purchase product. The agreement will remain in effect through the later of (i) the purchase of 585,940 gallons of product or (ii) 5 years from the effective date of the agreement. The remaining minimum purchase commitment as of December 28, 2025 was approximately $3.0 million.
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the ultimate liability with respect to these matters was not material as of December 28, 2025. In the event any litigation losses become probable and estimable, the Company will recognize any anticipated losses.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table details consolidated net income for the segment for the periods indicated:

	FISCAL YEAR
(in thousands)	2025	2024	2023
Total revenues	$1,222,501	$1,015,910	$891,551
Less:
Food and beverage costs	280,098	223,097	197,374
Labor and other related expenses	405,544	335,038	294,010
Other restaurant operating expenses	188,685	151,968	134,477
Occupancy expenses	100,788	82,694	68,400
Pre-opening expenses	12,933	10,109	7,173
Stock-based compensation, net of amounts capitalized	10,760	8,525	7,604
General and administrative expenses(1)	118,190	104,745	95,517
Depreciation and amortization	75,011	57,715	41,223
Other segment items(2)	2,981	3,112	4,506
Interest expense	16,699	12,640	8,063
Other income, net	(1,321)	(1,759)	(2,871)
Income tax (benefit) expense	(7,299)	9,101	10,690
Net income	$19,432	$18,925	$25,385
(1) General and administrative expenses excludes stock-based compensation, net of amounts capitalized, presented separately.
(2) Other segment items included in segment net income primarily includes transaction expenses, and impairments and loss on disposal of assets.

20.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	FISCAL YEAR
(in thousands, except share and per share data)	2025	2024	2023
Numerator:
Net income	$19,432	$18,925	$25,385
Denominator:
Weighted average common shares outstanding - basic	60,963,587	60,365,393	59,531,404
Weighted average common shares outstanding - diluted	62,842,519	62,351,222	61,191,613
Net income per common share - basic	$0.32	$0.31	$0.43
Net income per common share - diluted	$0.31	$0.30	$0.41
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	12,552	12,552	13,656
Restricted stock units outstanding not included in diluted net income per common share as their effect is anti-dilutive	7	336,410	355
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    Condensed Financial Information of Registrant (Parent Company Only)
FIRST WATCH RESTAURANT GROUP, INC.
(PARENT COMPANY ONLY)
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 28, 2025	DECEMBER 29, 2024
Assets
Investment in subsidiaries	$626,279	$595,389

Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 61,131,978 and 60,700,090 shares issued and outstanding at December 28, 2025 and December 29, 2024, respectively	611	607
Additional paid-in capital	661,153	649,045
Accumulated deficit	(34,390)	(53,822)
Accumulated other comprehensive loss	(1,095)	(441)
Total equity attributable to First Watch Restaurant Group, Inc.	$626,279	$595,389
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	FISCAL YEAR
	2025	2024	2023
Equity in net income of subsidiaries
Net income and comprehensive income	$18,778	$19,151	$24,718
Net income per common share attributable to First Watch Restaurant Group, Inc. - basic	$0.32	$0.31	$0.43
Net income per common share attributable to First Watch Restaurant Group, Inc. - diluted	$0.31	$0.30	$0.41
Weighted average number of common shares outstanding - basic	60,963,587	60,365,393	59,531,404
Weighted average number of common shares outstanding - diluted	62,842,519	62,351,222	61,191,613
Statements of cash flows have not been presented as First Watch Restaurant Group, Inc. did not have any cash as of, or for Fiscal 2025, Fiscal 2024 and Fiscal 2023.
Basis of Presentation
The Company is a holding company without any operations of its own (the “Parent Company”). Pursuant to the terms of the Credit Agreement discussed in Note 10, Debt, the Company and certain subsidiaries of the Company have restrictions on their ability to, among other things, (i) incur additional indebtedness, pay dividends or make certain intercompany loans and advances, and (ii) exceed a maximum total rent adjusted net leverage ratio or fall below a minimum fixed charge coverage ratio. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company’s subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company’s consolidated net assets as of December 28, 2025 and December 29, 2024.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Disclosure controls and procedures are also designed to ensure that information allowing for timely disclosure decisions is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate.
Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2025, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2025 using the criteria described in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company’s internal control over financial reporting was effective as of December 28, 2025.
The effectiveness of our internal control over financial reporting as of December 28, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Remediation of Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2024, and in subsequent quarterly reports, Management concluded that the following material weaknesses existed in our internal control over financial reporting:
–We did not design and maintain an effective internal control environment commensurate with the financial reporting requirements of a public company. Specifically, we lacked a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting and the reporting requirements of a public company. Additionally, we did not formally delegate authority or establish appropriate segregation of duties in our finance and accounting functions. As a result, we did not perform an effective risk assessment nor did we design and maintain internal controls in response to the risks of material misstatement.
These material weaknesses contributed to the following additional material weaknesses:
–We did not design and maintain effective controls over the period-end financial reporting process, including controls over the preparation and review of account reconciliations and journal entries, and the appropriate classification and presentation of accounts and disclosures in the consolidated financial statements.
Management, with the participation of the Audit Committee and the Board of Directors, began the implementation of remediation measures in 2021 and continued to develop remediation plans and implement additional measures throughout 2025, with all measures being completed as of December 28, 2025.
Management completed its operating effectiveness testing of the newly designed and enhanced control activities that were implemented as part of the remediation plan and determined that, as of December 28, 2025, these control activities are appropriately designed and have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated as of December 28, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 28, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement	Duration (2)
Matthew Eisenacher, Chief Brand Officer	12/11/2025	Rule 10b5-1 Trading Arrangement	Up to 62,986 shares to be sold (3)	12/11/2026
Jay Wolszczak, Chief Legal Officer, General Counsel & Secretary	12/4/2025	Rule 10b5-1 Trading Arrangement	Up to 70,000 shares to be sold (4)	12/4/2026
_____________________
(1) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Each trading arrangement permits transactions through and including the earliest to occur of (i) the completion of all purchases or sales or the expiration of all of the orders relating to such trades, or (ii) the date listed in the table. Trading arrangements marked as a “Rule 10b5-1 Trading Arrangement” only permit transactions upon the expiration of the applicable mandatory cooling-off period under the Rule.
(3) Mr. Eisenacher’s trading plan provides for the sale of up to 62,986 shares after the applicable mandatory cooling-off period subject to limit prices.
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

The remaining information required by this item is incorporated herein by reference to the sections entitled “Proposal 1: Director Election Proposal,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our definitive Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 20, 2026 (the “Proxy Statement”).
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Person Transactions” and “Proposal 1: Director Election Proposal” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the sections entitled “Proposal 4: Auditor Ratification Proposal,” “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the Proxy Statement.
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
3.Exhibits

Exhibit No.	DESCRIPTION	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

3.1	Amended and Restated Certificate of Incorporation of First Watch Restaurant Group, Inc.	October 6, 2021, Form 8-K, Exhibit 3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of First Watch Restaurant Group, Inc.	March 11, 2025, Form 10-K, Exhibit 3.2
3.3	Amended and Restated Bylaws of First Watch Restaurant Group, Inc.	October 6, 2021, Form 8-K, Exhibit 3.2
4.1	Form of Certificate of Common Stock	September 7, 2021, Form S-1, Exhibit 4.1

4.2	Registration Rights Agreement by and among First Watch Restaurant Group, Inc. and the other parties thereto, dated as of October 1, 2021	March 23, 2022, Form 10-K, Exhibit 4.2
4.3	Description of First Watch Restaurant Group, Inc. Securities	Filed herewith
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
January 8, 2024, Form 8-K, Exhibit 10.1
10.2*	Employment Agreement, dated March 9, 2022, by and between First Watch Restaurant Group, Inc. and Christopher A. Tomasso	March 11, 2022, Form 8-K, Exhibit 10.1
10.3*	Employment Agreement, dated August 21, 2017, by and between First Watch Restaurants, Inc. and Eric Hartman	September 7, 2021, Form S-1, Exhibit 10.5
10.4*	Employment Agreement, dated August 21, 2017, by and between First Watch Restaurants, Inc. and Laura Sorensen	September 7, 2021, Form S-1, Exhibit 10.4
10.5*	Letter Agreement, dated February 1, 2021, by and between First Watch Restaurants, Inc. and Kenneth L. Pendery, Jr.	September 7, 2021, Form S-1, Exhibit 10.8
10.6*	Letter Agreement, dated July 12, 2018, by and between First Watch Restaurants, Inc. and Mel Hope	March 23, 2022, Form 10-K, Exhibit 10.7
10.7*	Letter Agreement, dated April 10, 2018, by and between First Watch Restaurants, Inc. and Jay Wolszczak	Filed herewith
10.8*	First Watch Restaurant Group, Inc. 2017 Omnibus Equity Incentive Plan (formerly known as the AI Fresh Super Holdco, Inc. 2017 Omnibus Equity Incentive Plan)	September 7, 2021, Form S-1, Exhibit 10.3
10.9*	First Watch Restaurant Group, Inc. 2021 Equity Incentive Plan	March 23, 2022, Form 10-K, Exhibit 10.9
10.10*	Form of 2022 Stock Option Award Agreement	March 23, 2022, Form 10-K, Exhibit 10.10
10.11*	Form of 2023 Restricted Stock Unit Award Agreement	March 7, 2023, Form 10-K, Exhibit 10.11
10.12*	Form of 2024 Restricted Stock Unit Award Agreement	March 5, 2024, Form 10-K, Exhibit 10.12
10.13*	Form of 2024 Restricted Stock Unit Award Agreement (Special Recognition Grant)	March 5, 2024, Form 10-K, Exhibit 10.13
10.14*	Form of 2025 Restricted Stock Unit Award Agreement (Retention Grant)	Filed herewith
10.15*	Form of Director and Officer Indemnification Agreement	September 7, 2021, Form S-1, Exhibit 10.7
10.16	Form of Restricted Unit Award Agreement for Directors	March 7, 2023, Form 10-K, Exhibit 10.13
10.17***	Asset Purchase Agreement dated as of January 5, 2024, by and among VIM Holdings, LLC, its owners and affiliates, and First Watch Restaurants, Inc.	January 8, 2024, Form 8-K, Exhibit 2.1
10.18***	Asset Purchase Agreement dated as of November 8, 2024, by and among Good Morning Carolinas, LLC, its owners, and First Watch Restaurants, Inc.	November 12, 2024, Form 8-K, Exhibit 2.1
10.19*	Executive Severance Plan	March 11, 2025, Form 10-K, Exhibit 10.16
10.20*	First Watch Deferred Compensation Plan effective January 1, 2025	Filed herewith
19.1	Insider Trading and Regulation FD Policy	March 11, 2025, Form 10-K, Exhibit 19.1
21.1	List of subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	Furnished herewith
97.1	Incentive-Based Compensation Recovery Policy	March 5, 2024, Form 10-K, Exhibit 97.1
101
The financial information from First Watch Restaurant Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025, filed on February 24, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

Signature	Title	Date

/s/ Christopher A. Tomasso	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Christopher A. Tomasso

/s/ Mel Hope	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2026
Mel Hope

/s/ Ralph Alvarez	Director and Chairman of the Board	February 24, 2026
Ralph Alvarez

/s/ Irene Chang Britt	Director	February 24, 2026
Irene Chang Britt

/s/ Michael Fleisher	Director	February 24, 2026
Michael Fleisher

/s/ Charles Jemley	Director	February 24, 2026
Charles Jemley

/s/ William Kussell	Director	February 24, 2026
William Kussell

/s/ Stephanie Lilak	Director	February 24, 2026
Stephanie Lilak

/s/ Jostein Solheim	Director	February 24, 2026
Jostein Solheim

/s/ Rachel Tipograph	Director	February 24, 2026
Rachel Tipograph