Form 10-Q
period 2026-03-29
First Watch Restaurant Group, Inc.
filed 2026-05-05
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 61,644,885 shares of common stock as of May 1, 2026.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements can be identified by words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance and statements discussing our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business, such as those contained in the Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include:
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
•unsuccessful financial performance of our franchisees;
•our limited control over our franchisees’ operations;
•our inability to maintain good relationships with our franchisees and conflicts of interest with our franchisees;
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
•our level of indebtedness;
•failure to comply with covenants under our credit facility; and
•uncertainty regarding the Russia and Ukraine war, war and unrest in the Middle East and the related impact on macroeconomic conditions, including inflation, as a result of such conflicts or other related events.
See Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 28, 2025 (“2025 Form 10-K”) and Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10‑Q and in our other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date hereof and is expressly qualified in its entirety by these cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	MARCH 29, 2026	DECEMBER 28, 2025
Assets
Current assets:
Cash and cash equivalents	$23,565	$21,246
Accounts receivable	6,031	6,859
Inventory	7,137	7,174
Prepaid expenses	12,370	7,945
Deposits and other current assets	2,463	5,856
Total current assets	51,566	49,080
Goodwill	420,208	420,208
Intangible assets, net	172,576	174,908
Operating lease right-of-use assets	631,458	614,548
Property, fixtures and equipment, net of accumulated depreciation of $303,086 and $285,706, respectively	493,246	478,451
Other long-term assets	5,001	4,834
Total assets	$1,774,055	$1,742,029
Liabilities and Equity
Current liabilities:
Accounts payable	$9,766	$8,701
Accrued liabilities	43,584	38,496
Accrued compensation	29,943	24,281
Deferred revenues	4,314	6,778
Current portion of operating lease liabilities	76,004	75,034
Current portion of long-term debt	13,359	13,309
Interest rate swap liabilities, current	520	900
Total current liabilities	177,490	167,499
Operating lease liabilities	672,562	651,254
Long-term debt, net	268,744	269,071
Deferred income taxes	20,782	21,972
Derivative liabilities	201	557
Other long-term liabilities	6,619	5,397
Total liabilities	1,146,398	1,115,750
Commitments and contingencies (Note 11)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 61,625,155 and 61,131,978 shares issued and outstanding at March 29, 2026 and December 28, 2025, respectively	616	611
Additional paid-in capital	664,657	661,153
Accumulated deficit	(37,075)	(34,390)
Accumulated other comprehensive loss	(541)	(1,095)
Total equity	627,657	626,279
Total liabilities and equity	$1,774,055	$1,742,029

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Revenues
Restaurant sales	$328,148	$279,591
Franchise revenues	2,811	2,649
Total revenues	330,959	282,240
Operating costs and expenses
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	74,310	66,647
Labor and other related expenses	110,609	96,754
Other restaurant operating expenses	51,904	44,259
Occupancy expenses	27,410	23,149
Pre-opening expenses	3,057	2,660
General and administrative expenses	39,945	30,219
Depreciation and amortization	21,396	16,557
Impairments and loss on disposal of assets	153	9
Transaction and restructuring expenses, net	1,176	873
Total operating costs and expenses	329,960	281,127
Income from operations	999	1,113
Interest expense	(4,778)	(3,334)
Other income, net	345	684
Loss before income taxes	(3,434)	(1,537)
Income tax benefit	749	708
Net loss	$(2,685)	$(829)

Net loss	$(2,685)	$(829)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	736	(883)
Income tax related to other comprehensive income (loss)	(182)	220
Comprehensive loss	$(2,131)	$(1,492)

Net loss per common share - basic	$(0.04)	$(0.01)
Net loss per common share - diluted	$(0.04)	$(0.01)
Weighted average number of common shares outstanding - basic	61,243,494	60,767,401
Weighted average number of common shares outstanding - diluted	61,243,494	60,767,401
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 29, 2024	60,700,090	$607	$649,045	$(53,822)	$(441)	$595,389
Net loss	—	—	—	(829)	—	(829)
Stock-based compensation	—	—	2,259	—	—	2,259
Common stock issued under stock-based compensation plans, net	274,453	3	130	—	—	133
Other comprehensive loss, net of tax	—	—	—	—	(663)	(663)
Balance at March 30, 2025	60,974,543	$610	$651,434	$(54,651)	$(1,104)	$596,289

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 28, 2025	61,131,978	$611	$661,153	$(34,390)	$(1,095)	$626,279
Net loss	—	—	—	(2,685)	—	(2,685)
Stock-based compensation	—	—	3,420	—	—	3,420
Common stock issued under stock-based compensation plans, net	493,177	5	84	—	—	89
Other comprehensive income, net of tax	—	—	—	—	554	554
Balance at March 29, 2026	61,625,155	$616	$664,657	$(37,075)	$(541)	$627,657
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Cash flows from operating activities
Net loss	$(2,685)	$(829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,396	16,557
Stock-based compensation, net of amounts capitalized	3,352	2,259
Non-cash operating lease costs	8,919	7,679
Deferred income taxes	(1,372)	(1,197)
Amortization of debt discount and deferred issuance costs	170	154
Impairments and loss on disposal of assets	153	9
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	828	1,275
Inventory	37	(83)
Prepaid expenses	(4,425)	(3,675)
Deposits and other assets, current and long-term	2,960	88
Accounts payable	1,065	732
Accrued liabilities and other long-term liabilities	4,387	1,996
Accrued compensation	5,662	1,853
Deferred revenues, current and long-term	(2,440)	(2,258)
Operating lease liabilities	(3,551)	(4,422)
Net cash provided by operating activities	34,456	20,138
Cash flows from investing activities
Capital expenditures	(29,346)	(36,544)
Acquisitions	(171)	(10)
Purchase of intangible assets	(15)	(51)
Net cash used in investing activities	(29,532)	(36,605)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	174,500	6,000
Repayments of borrowings on revolving credit facility	(174,000)	(3,000)
Repayments of long-term debt, including finance lease liabilities	(3,194)	(1,371)
Proceeds from exercise of stock options, net of employee taxes paid	89	133
Net cash (used in) provided by financing activities	(2,605)	1,762
Net increase (decrease) in cash and cash equivalents	2,319	(14,705)
Cash and cash equivalents
Beginning of period	21,246	33,312
End of period	$23,565	$18,607
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$4,603	$3,072
Cash paid for income taxes, net of refunds	$—	$101

Supplemental disclosures of non-cash investing and financing activities
Leased assets obtained in exchange for new operating lease liabilities	$24,837	$26,821
Leased assets obtained in exchange for new finance lease liabilities	$2,455	$922
Remeasurements and terminations of operating lease assets and lease liabilities	$992	$1,732
Remeasurements and terminations of finance lease assets and lease liabilities	$(16)	$(97)
Increase (decrease) in liabilities from acquisition of property, fixtures and equipment	$2,070	$(550)
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company,” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 32 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of March 29, 2026, the Company operated 572 company-owned restaurants and had 76 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended March 29, 2026 and March 30, 2025 were 13-week periods. These unaudited interim consolidated financial statements (“these financial statements”) include only the information and notes required for interim financial statements by generally accepted accounting principles in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 28, 2025 (“2025 Form 10‑K”).
These financial statements have been prepared on the same basis as those presented in the 2025 Form 10-K and include all adjustments necessary for fair presentation of the quarterly periods presented. The quarterly results of operations are not necessarily indicative of the expected results for other quarters or the entire fiscal year. Preparation of financial statements requires Management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ materially from the estimates.
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses, deposits and other current assets, and other current liabilities approximate their fair values due to their short-term maturities.
Interest Rate Swaps
As an element of the Company’s interest rate risk management strategy, Management uses interest rate swaps. The intent of these instruments is to reduce cash flow exposure to variability in future interest rates on the Company’s debt. Management has elected to designate and qualify the interest rate swaps as cash flow hedges. As such, the instruments are recorded on the consolidated balance sheets at fair value. Thereafter, gains or losses on the instruments are recognized in equity as changes to Other Comprehensive Income (Loss) and subsequently reclassified into earnings at the time of the Company’s debt interest payments.
Summary of Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which establishes new disclosure requirements related to purchases of inventory, employee compensation, selling expenses, depreciation and intangible amortization. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this new standard.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Recent accounting guidance not discussed herein is not applicable or did not have, or is not expected to have, a material impact to the Company.
3.    Revenues
Revenues recognized, disaggregated by type, were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025
Restaurant sales:
In-restaurant dining sales	$265,722	$226,727
Third-party delivery sales	39,692	32,005
Take-out sales	22,734	20,859
Total restaurant sales	328,148	279,591

Franchise revenues:
Royalty and system fund contributions	2,755	2,587
Initial fees	56	62
Total franchise revenues	2,811	2,649
Total revenues	$330,959	$282,240
The following tables include a detail of liabilities from contracts with customers:

(in thousands)	MARCH 29, 2026	DECEMBER 28, 2025
Deferred revenues:
Deferred gift card revenue	$4,092	$6,548
Deferred franchise fee revenue - current	222	230
Total current deferred revenues	$4,314	$6,778
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,250	$1,226

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025
Deferred gift card revenue:
Balance, beginning of period	$6,548	$5,385
Gift card sales	1,846	1,548
Gift card redemptions	(3,837)	(3,374)
Gift card breakage	(465)	(405)
Balance, end of period	$4,092	$3,154
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025
Deferred franchise fee revenue:
Balance, beginning of period	$1,456	$1,929
Cash received	72	35
Franchise revenues recognized	(56)	(62)
Balance, end of period	$1,472	$1,902
4.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	MARCH 29, 2026	DECEMBER 28, 2025
Receivables from third-party delivery providers	$2,685	$2,068
Receivables from vendors	1,413	1,337
Receivables from franchisees	1,200	907
Receivables related to gift card sales	430	2,091
Other receivables	303	456
Total accounts receivable	$6,031	$6,859
5.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	MARCH 29, 2026	DECEMBER 28, 2025
Construction liabilities	$13,658	$11,588
Sales tax	9,866	8,806
Insurance liabilities	4,350	4,047
Utilities	2,874	2,892
Credit card fees	2,465	2,110
Property tax	1,852	1,453
Contingent rent	762	1,239
Other	7,757	6,361
Total accrued liabilities	$43,584	$38,496

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.    Debt
Long-term debt, net consisted of the following:

	MARCH 29, 2026		DECEMBER 28, 2025
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facilities	$208,813	6.56%	$211,625	6.54%
Revolving Credit Facility	56,500	7.02%	56,000	7.17%
Finance lease liabilities	14,843		12,906
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,103)		(1,201)
Total debt, net	282,103		282,380
Less: Current portion of long-term debt	(13,359)		(13,309)
Long-term debt, net	$268,744		$269,071
Credit Facility
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated October 6, 2021, the terms of which were amended on February 24, 2023 and January 5, 2024, which provides for (i) a $225.0 million term loan A facility and delayed draw facility (the “Term Facilities”) and (ii) a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term Facilities, the “Credit Facility”). The Credit Facility matures on January 5, 2029.
As of March 29, 2026, borrowings under the Credit Facility bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) the secured overnight financing rate (“SOFR”), plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Additionally, an unused commitment fee of between 37.5 and 50 basis points is paid on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 7, Interest Rate Swaps, for information about the Company’s variable-to-fixed interest rate swap agreements.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the dates indicated:

	MARCH 29, 2026		DECEMBER 28, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facilities	$208,813	$207,051	$211,625	$210,860
Revolving Credit Facility	$56,500	$55,957	$56,000	$55,761
Debt Covenants
The Credit Facility is guaranteed by all of FWR’s wholly-owned domestic restricted subsidiaries, subject to customary exceptions, and by AI Fresh Parent, Inc., a Delaware corporation and the direct parent company of FWR (“Holdings”), and is secured by associated collateral agreements that pledge a lien on substantially all of FWR’s and each guarantor’s assets, including fixed assets and intangible assets, in each case, subject to customary exceptions.
Under the Credit Agreement, FWR (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with the covenants under the Credit Agreement as of March 29, 2026.
7.    Interest Rate Swaps
Interest rate swaps are utilized to hedge a portion of the cash flows of the Company’s variable rate debt.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On June 23, 2023, the Company entered into two variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $90.0 million and mature on October 6, 2026. Under the terms of these interest rate swaps, the Company will pay a weighted average fixed rate of 4.16% on the notional amount and will receive payments from, or make payments to, the counterparties based on the three-month SOFR rate.
On May 17, 2024, the Company entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $60.0 million and mature on June 30, 2027. Under the terms of these interest rate swaps, the Company will pay a weighted average fixed rate of 4.42% on the notional amount and will receive payments from, or make payments to, the counterparties based on the three-month SOFR rate.
The fair value measurement of the interest rate swaps was based on the contractual terms and used observable market-based inputs. The interest rate swaps were valued using a discounted cash flow analysis on the expected cash flows using observable inputs including interest rate curves and credit spreads. Although the majority of the inputs used to value the instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and the counterparties. The Company has determined that the impact of the credit valuation adjustments was not significant to the overall valuation. As a result, the derivatives were classified within Level 2 of the fair value hierarchy.
Amounts reported in Other comprehensive income (loss) related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the thirteen weeks ended March 29, 2026, a total of $0.2 million was reclassified from Other comprehensive income (loss) as an increase to interest expense. Over the next 12 months, Management estimates that $0.6 million will be reclassified as an increase to interest expense.
8.    Leases
The following table includes detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheet Classification	MARCH 29, 2026	DECEMBER 28, 2025
Finance lease assets - current	Deposits and other current assets	$—	$120
Operating lease right-of-use assets	Operating lease right-of-use assets	631,458	614,548
Finance lease assets	Property, fixtures and equipment, net	12,675	10,730
Total lease assets		$644,133	$625,398

Operating lease liabilities - current(1)	Current portion of operating lease liabilities	$76,004	$75,034
Operating lease liabilities - non-current	Operating lease liabilities	672,562	651,254
Finance lease liabilities - current(1)	Current portion of long-term debt	2,109	2,059
Finance lease liabilities - non-current	Long-term debt, net	12,734	10,847
Total lease liabilities		$763,409	$739,194
_____________
(1) Excludes all variable lease expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Loss Classification	THIRTEEN WEEKS ENDED
		MARCH 29, 2026	MARCH 30, 2025
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$22,975	$19,630
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	5,966	5,234
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	493	193
Interest on lease liabilities	Interest expense	210	44
Total lease expense (1)		$29,644	$25,101
_____________
(1) Includes contingent rent expense of $0.5 million during the thirteen week periods ended March 29, 2026 and March 30, 2025.
Supplemental cash flow information related to leases was as follows:

(in thousands)	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$17,607	$16,373
Operating cash flows - finance leases	$210	$44
Financing cash flows - finance leases	$382	$136
Supplemental information related to leases was as follows:

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	12.6	13.1
Finance leases	11.8	13.1
Weighted-average discount rate (1)
Operating leases	7.7%	7.7%
Finance leases	6.5%	6.0%
____________
(1) Based on the Company’s incremental borrowing rate.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.     Equity and Stock-Based Compensation
Stock option awards
There were no stock option awards granted during the thirteen weeks ended March 29, 2026. A summary of stock option activity during the thirteen weeks ended March 29, 2026 was as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 28, 2025	3,577,374	$10.15	$20,614	3.2
Exercised	(9,051)	$9.77
Outstanding, March 29, 2026	3,568,323	$10.16	$3,993	2.8

Exercisable, March 29, 2026	3,568,323	$10.16	$3,993	2.8
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market on the last trading day of the period.
A summary of the non-vested stock option activity during the thirteen weeks ended March 29, 2026 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested, December 28, 2025	3,946	$5.22
Vested	(3,946)	$5.22
Nonvested, March 29, 2026	—	$—
Restricted stock units
During the thirteen weeks ended March 29, 2026, a total of 1,005,581 restricted stock units (“RSUs”) were granted. Of these RSUs, 896,026 will vest ratably over a period of three years, with one-third vesting on each anniversary of the grant date; 9,302 will vest in full one year from the grant date; and 94,636 will vest in full three years from the grant date. Of the remaining 5,617 RSUs, 25% of such RSUs will vest one year from the grant date, 25% will vest two years from the grant date and 50% will vest three years from the grant date.
A summary of the Company’s RSU activity during the thirteen weeks ended March 29, 2026 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 28, 2025	2,010,917	$17.60	$31,994
Granted	1,005,581	$12.48
Forfeited	(79,553)	$16.09
Vested	(484,126)	$18.61
Outstanding, March 29, 2026	2,452,819	$15.35	$25,289
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $10.31 and $15.91 on March 27, 2026 and December 26, 2025, the last trading days of the periods, respectively.
Stock-based compensation expense, net of amounts capitalized, was $3.4 million and $2.3 million during the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. Capitalized stock-based compensation included in property, fixtures and equipment totaled $0.1 million for the thirteen weeks ended March 29, 2026.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of March 29, 2026:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Restricted stock units	$33,737	2.8
As of March 29, 2026, all stock options were fully vested and there were no unvested stock options outstanding.
10.    Income Taxes

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025
Loss before income taxes	$(3,434)	$(1,537)
Income tax benefit	$749	$708
Effective income tax rate	21.8%	46.1%
Management accounts for income taxes in interim periods using an estimated annual effective tax rate, adjusted for discrete items recognized during the period. For the thirteen weeks ended March 29, 2026 the Company recorded an income tax benefit. The income tax benefit reflects the application of the estimated annual effective tax rate to the Company’s loss before income taxes for the period, partially offset by discrete tax items, which include the impact of executive stock-based compensation. Discrete items recorded during the thirteen weeks ended March 30, 2025 were immaterial.
The effective income tax rate for the thirteen weeks ended March 29, 2026 differed from the prior year period primarily due to the changes in loss before income taxes, the benefit of federal tax credits for FICA taxes paid on certain employee tips, and the impact of executive compensation.
Valuation allowance
Management routinely assess the realizability of deferred tax assets, and may record a valuation allowance if, based on all available positive and negative evidence, the determination is reached that some portion of the deferred tax assets may not be realized prior to expiration. If we determine that the Company may be able to realize the deferred tax assets in the future, we would make an adjustment to the deferred tax assets valuation allowance, which would reduce the provision for income taxes during the period in which the determination was made. As of the period ended March 29, 2026 based upon all available evidence, Management has maintained a valuation allowance against a portion of the deferred tax assets.
As the Company’s future taxable earnings increase and the deferred tax assets are utilized, it is possible that a portion of the valuation allowance will no longer be needed. Release of any valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period of the release. The timing and amount of any release related to future taxable income is currently indeterminable.
11.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of March 29, 2026. In the event any litigation losses become probable and estimable, the Company will recognize anticipated losses.
12.    Segment Information
Management determined the Company’s single operating segment on the basis that the Company’s Chief Operating Decision Maker (the “CODM”), the Chief Executive Officer, assesses performance and allocates resources at the Company’s consolidated level. The Company’s CODM uses consolidated net income (loss) to evaluate performance and make key operating decisions, such as investments in our long-term growth strategy. This measure is also used to monitor budget against actual results.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The following table details consolidated net loss for the segment for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025
Total revenues	$330,959	$282,240
Less:
Food and beverage costs	74,310	66,647
Labor and other related expenses	110,609	96,754
Other restaurant operating expenses	51,904	44,259
Occupancy expenses	27,410	23,149
Pre-opening expenses	3,057	2,660
Stock-based compensation, net of amounts capitalized	3,352	2,259
General and administrative expenses (1)	36,593	27,960
Depreciation and amortization	21,396	16,557
Other segment items (2)	1,329	882
Interest expense	4,778	3,334
Other income, net	(345)	(684)
Income tax benefit	(749)	(708)
Net loss	$(2,685)	$(829)
(1) General and administrative expenses excludes stock-based compensation, net of amounts capitalized, which is presented separately.
(2) Other segment items included in segment net loss include transaction and restructuring expenses, net and impairments and loss on disposal of assets.
13.    Net Loss Per Common Share
The following table sets forth the computations of basic and diluted net loss per common share:

	THIRTEEN WEEKS ENDED
(in thousands, except share and per share data)	MARCH 29, 2026	MARCH 30, 2025
Numerator:
Net loss	$(2,685)	$(829)
Denominator:
Weighted average common shares outstanding - basic	61,243,494	60,767,401
Weighted average common shares outstanding - diluted	61,243,494	60,767,401
Net loss per common share - basic	$(0.04)	$(0.01)
Net loss per common share - diluted	$(0.04)	$(0.01)
Stock options outstanding not included in diluted net loss per common share as their effect is anti-dilutive	12,552	12,552
Restricted stock units outstanding not included in diluted net loss per share as their effect is anti-dilutive	543,535	—
Diluted net loss per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock awards outstanding and unvested as of the respective periods using the treasury method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with these consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and notes included in our 2025 Form 10-K. As discussed in the “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in our 2025 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A. Risk Factors” of this Form 10-Q.
Overview
First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. Our common stock trades on Nasdaq under the ticker symbol “FWRG”. A recipient of many local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites for breakfast, brunch and lunch. For four consecutive years, First Watch has been named a Top 100 Most Loved Workplace® by the Best Practice Institute, and in 2025, was named the #1 Most Loved Workplace for the second year in a row, as featured in The Wall Street Journal.
We operate and franchise restaurants in 32 states under the “First Watch” trade name and as of March 29, 2026, the Company had 572 company-owned restaurants and 76 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended March 29, 2026 (“first quarter of 2026”) as compared, unless otherwise indicated below, to the thirteen weeks ended March 30, 2025 (“first quarter of 2025”) reflect the continued momentum of our operating performance and include the following:
•Opened 16 system-wide restaurants in 11 states, with 1 planned closure, resulting in a total of 648 system-wide restaurants (572 company-owned and 76 franchise-owned) across 32 states as of March 29, 2026
•Total revenues increased 17.3% to $331.0 million in the first quarter of 2026 from $282.2 million in the first quarter of 2025
•System-wide sales increased 13.8% to $367.6 million in the first quarter of 2026 from $323.0 million in the first quarter of 2025
•Same-restaurant sales growth of 2.8%
•Same-restaurant traffic growth of negative 2.0%
•Income from operations margin decreased to 0.3% during the first quarter of 2026 from 0.4% in the first quarter of 2025
•Restaurant level operating profit margin* increased to 18.5% in the first quarter of 2026 from 16.5% in the first quarter of 2025
•Net loss increased to $(2.7) million, or $(0.04) per diluted share, in the first quarter of 2026 from net loss of $(0.8) million, or $(0.01) per diluted share, in the first quarter of 2025
•Adjusted EBITDA* increased to $27.8 million in the first quarter of 2026 from $22.8 million in the first quarter of 2025
___________________
* See Non-GAAP Financial Measures Reconciliations section below.

Business Trends

In the first quarter of 2026, we experienced same-restaurant sales growth of 2.8% and same-restaurant traffic growth of negative 2.0%. We expect annual same-restaurant sales growth to be between 1% to 3%.

We experienced commodity deflation of 1.6% in the first quarter of 2026, primarily due to lower costs of eggs, avocados, and bacon, partially offset by an increase in the cost of coffee. We expect our full year commodity inflation to be approximately 1% to 3%.

Restaurant-level wage inflation during the first quarter of 2026 was 3.7% and full year inflation is expected to be approximately 3% to 5%.
Key Performance Indicators

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we discuss the following key operating metrics that we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because management uses these metrics to evaluate performance and assess the growth of our business as well as the effectiveness of our marketing and operational strategies.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen weeks ended March 29, 2026 and March 30, 2025, there were 454 restaurants and 383 restaurants, respectively, in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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

Adjusted EBITDA: represents Net income (loss) before depreciation and amortization, interest expense, income taxes, and items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of Net loss, the most directly comparable measure in accordance with GAAP, to Adjusted EBITDA, included in the section Non-GAAP Financial Measure Reconciliations below.

Adjusted EBITDA Margin: represents Adjusted EBITDA as a percentage of total revenues. See Non-GAAP Financial Measure Reconciliations below for a reconciliation to Net loss margin, the most directly comparable GAAP measure.

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
Selected Operating Data

	THIRTEEN WEEKS ENDED MARCH 29, 2026
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	560	73	633
New restaurant openings	13	3	16
Closures	(1)	—	(1)
End of period	572	76	648

	THIRTEEN WEEKS ENDED
	MARCH 29, 2026	MARCH 30, 2025
System-wide sales (in thousands)	$367,566	$322,999
Same-restaurant sales growth	2.8%	0.7%
Same-restaurant traffic growth	(2.0)%	(0.7)%
Income from operations (in thousands)	$999	$1,113
Income from operations margin	0.3%	0.4%
Restaurant level operating profit (in thousands) (1)	$60,858	$46,122
Restaurant level operating profit margin (1)	18.5%	16.5%
Net loss (in thousands)	$(2,685)	$(829)
Net loss margin	(0.8)%	(0.3)%
Adjusted EBITDA (in thousands) (2)	$27,797	$22,753
Adjusted EBITDA margin (2)	8.4%	8.1%
________________
(1) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, respectively, are set forth in the schedules within the Non-GAAP Financial Measures Reconciliations section below.
(2) Reconciliations from Net loss and Net loss margin, the most comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, respectively, are set forth in the schedules within the Non-GAAP Financial Measures Reconciliations section below.

Results of Operations
The following table summarizes our results of operations and the percentages of items in our Consolidated Statements of Operations and Comprehensive Loss in relation to Total revenues or, where indicated, Restaurant sales for the thirteen weeks ended March 29, 2026 and March 30, 2025:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026		MARCH 30, 2025
Revenues
Restaurant sales	$328,148	99.2%	$279,591	99.1%
Franchise revenues	2,811	0.8%	2,649	0.9%
Total revenues	330,959	100.0%	282,240	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	74,310	22.6%	66,647	23.8%
Labor and other related expenses	110,609	33.7%	96,754	34.6%
Other restaurant operating expenses	51,904	15.8%	44,259	15.8%
Occupancy expenses	27,410	8.4%	23,149	8.3%
Pre-opening expenses	3,057	0.9%	2,660	1.0%
General and administrative expenses	39,945	12.1%	30,219	10.7%
Depreciation and amortization	21,396	6.5%	16,557	5.9%
Impairments and loss on disposal of assets	153	—%	9	—%
Transaction and restructuring expenses, net	1,176	0.4%	873	0.3%
Total operating costs and expenses	329,960	99.7%	281,127	99.6%
Income from operations (1)	999	0.3%	1,113	0.4%
Interest expense	(4,778)	(1.4)%	(3,334)	(1.2)%
Other income, net	345	0.1%	684	0.2%
Loss before income taxes	(3,434)	(1.0)%	(1,537)	(0.5)%
Income tax benefit	749	0.2%	708	0.3%
Net loss	$(2,685)	(0.8)%	$(829)	(0.3)%
_____________
(1) As a percentage of restaurant sales.
Restaurant Sales
Restaurant sales represent the aggregate sales of food and beverages, net of discounts, at company-owned restaurants. Restaurant sales in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, customer traffic and average check. Average check growth is the combined result of our menu price increases and changes to our menu mix.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Restaurant sales:
In-restaurant dining sales	$265,722	$226,727	17.2%
Third-party delivery sales	39,692	32,005	24.0%
Take-out sales	22,734	20,859	9.0%
Total restaurant sales	$328,148	$279,591	17.4%

The increase in total restaurant sales as compared to the same period in the prior year was due principally to (i) a higher number of restaurants from new openings and 2025 franchise acquisitions and (ii) positive same-restaurant sales growth of 2.8%.

Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Franchise revenues:
Royalty and system fund contributions	$2,755	$2,587	6.5%
Initial fees	56	62	(9.7)%
Total Franchise revenues	$2,811	$2,649	6.1%
The increase in franchise revenues during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was due to an increase in the system fund contribution rate, partially offset by a decrease in franchise-owned restaurants from 86 to 76.
Food and Beverage Costs
Food and beverage costs at company-owned restaurants vary with sales volume and are subject to increases and declines in commodity costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Food and beverage costs	$74,310	$66,647	11.5%
As a percentage of restaurant sales	22.6%	23.8%	(1.2)%

Food and beverage costs as a percent of restaurant sales decreased during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year primarily as a result of (i) menu price increases and (ii) commodity deflation due to a decrease in the cost of eggs, avocados, and bacon, partially offset by an increase in the cost of coffee.
Food and beverage costs increased during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year primarily as a result of the 58 new restaurant openings and 19 restaurants acquired from franchisees between March 30, 2025 and March 29, 2026. This increase was partially offset by commodity deflation.
Labor and Other Related Expenses
Labor and other related expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and employee benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, the number and performance of our company-owned restaurants and competition for qualified staff.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Labor and other related expenses	$110,609	$96,754	14.3%
As a percentage of restaurant sales	33.7%	34.6%	(0.9)%
Labor and other related expenses as a percentage of restaurant sales decreased during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year primarily as a result of the leverage associated with menu price increases, partially offset by wage increases.

The increase in labor and other related expenses during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was primarily due to (i) the increase in the number of company-owned restaurants and related headcount and (ii) wage increases.

Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Other restaurant operating expenses	$51,904	$44,259	17.3%
As a percentage of restaurant sales	15.8%	15.8%	—%
The increase in other restaurant operating expenses during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants driving increased expenses, including (i) $2.6 million related to utilities, repair and maintenance expenses, (ii) $2.2 million in operating supplies, (iii) $1.6 million in third-party delivery fees and (iv) $1.0 million in credit card fees.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Occupancy expenses	$27,410	$23,149	18.4%
As a percentage of restaurant sales	8.4%	8.3%	0.1%
The increase in occupancy expenses as a percentage of restaurant sales for the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was primarily due to an increase in company-owned restaurants.
The increase in occupancy expenses during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants.
Pre-opening Expenses
Pre-opening expenses are costs incurred to open new company-owned restaurants. Pre-opening expenses include rent expense, manager salaries, recruiting expenses, employee payroll and training costs. Pre-opening expenses can fluctuate from period to period, based on the number and timing of new company-owned restaurant openings.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Pre-opening expenses	$3,057	$2,660	14.9%
The increase in pre-opening expenses during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was primarily due to the higher number of new restaurants opened during the period.
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

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
General and administrative expenses	$39,945	$30,219	32.2%

The increase in general and administrative expenses during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was mainly due to (i) a $4.0 million increase related to 2026 leadership conference expenses, (ii) a $3.5 million increase in compensation expenses related to stock compensation, bonus expenses and additional employee headcount to support growth, (iii) a $1.7 million increase in marketing expenses and (iv) a $0.5 million increase in licenses and fees including information technology related expenses for an increased number of restaurants.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Depreciation and amortization	$21,396	$16,557	29.2%
The increase in depreciation and amortization during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was primarily related to depreciating and amortizing the assets of NROs and of acquired restaurants, including reacquired rights from franchisees.
Transaction and Restructuring Expenses, Net
Transaction and restructuring expenses, net principally include (i) incremental severance costs resulting from organizational optimization, (ii) costs incurred in connection with the acquisition of franchise-owned restaurants and (iii) costs related to secondary equity offerings completed in 2025.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Transaction and restructuring expenses, net	$1,176	$873	34.7%

The increase in transaction and restructuring expenses, net during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was mainly due to a $1.1 million increase in incremental severance costs resulting from organizational optimization. The increase was partially offset by (i) a $0.4 million decrease in costs incurred in connection with acquisitions and (ii) a $0.4 million reduction in secondary equity offering costs.
Income from Operations

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Income from operations	$999	$1,113	(10.2)%
As a percentage of restaurant sales	0.3%	0.4%	(0.1)%
Income from operations and income from operations margin decreased during the thirteen weeks ended March 29, 2026 compared to the same period in the prior year, as revenue increases were exceeded by increases in (i) general and administrative expenses, (ii) depreciation and amortization expense and (iii) occupancy expenses.
Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Interest expense	$4,778	$3,334	43.3%

The increase in interest expense during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was primarily due to increased borrowing associated with 2025 franchise acquisitions, partially offset by lower interest rates.
Other Income, Net
Other income, net includes items deemed to be non-operating based on Management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Other income, net	$345	$684	(49.6)%
Other income, net decreased during the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year primarily due to a decrease in insurance proceeds.
Income Tax
Income tax consists of federal and state taxes.

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Income tax benefit	$749	$708	5.8%
Effective income tax rate	21.8%	46.1%	(24.3)%

The change in the effective income tax rate and provision for income taxes for the thirteen weeks ended March 29, 2026 as compared to the same period in the prior year was primarily due to (i) the changes in the loss before taxes, (ii) the benefit of FICA tax credits and (iii) the impact of executive compensation.

Net Loss

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Net loss	$(2,685)	$(829)	223.9%
As a percentage of total revenues	(0.8)%	(0.3)%	(0.5)%

Net loss and net loss margin during the thirteen weeks ended March 29, 2026 increased as compared to the same period in the prior year primarily due to (i) the decrease in income from operations as expenses increased at a higher rate than revenue and (ii) an increase in interest expense associated with increased borrowings to fund 2025 franchise acquisitions.

Restaurant Level Operating Profit and Restaurant Level Operating Profit Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Restaurant level operating profit	$60,858	$46,122	32.0%
Restaurant level operating profit margin	18.5%	16.5%	2.0%
Restaurant level operating profit margin during the thirteen weeks ended March 29, 2026 increased as compared to the same period in the prior year primarily due to (i) favorable labor and other related expenses as a percent of sales and (ii) favorable food and beverage costs as a percent of sales.

Restaurant level operating profit for the thirteen weeks ended March 29, 2026 increased as compared to the same period in the prior year due to sales growth driven by increases in (i) restaurant locations and (ii) same-restaurant sales. This was partially offset by increases in expenses associated primarily with an increase in the number of company-owned restaurants, including (i) labor and other related expenses, (ii) food and beverage costs, (iii) other restaurant operating expenses, (iv) occupancy expenses and (v) pre-opening expenses.

Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025	Change
Adjusted EBITDA	$27,797	$22,753	22.2%
Adjusted EBITDA margin	8.4%	8.1%	0.3%
Adjusted EBITDA margin increased during the thirteen weeks ended March 29, 2026 compared to the same period in the prior year primarily due to an increase in restaurant level operating profit margin, partially offset by an increase in general and administrative expenses as a percentage of revenues.
Adjusted EBITDA increased during the thirteen weeks ended March 29, 2026 compared to the same period in the prior year primarily due to an increase in restaurant level operating profit, partially offset by an increase in general and administrative expenses including (i) expenses related to the leadership conference held in the first quarter of 2026 and (ii) an increase in compensation expenses.
Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net loss and Net loss margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025
Net loss	$(2,685)	$(829)
Depreciation and amortization	21,396	16,557
Interest expense	4,778	3,334
Income tax benefit	(749)	(708)
EBITDA	22,740	18,354
Strategic transition costs (1)	376	1,234
Stock-based compensation, net of amounts capitalized (2)	3,352	2,259
Delaware Voluntary Disclosure Agreement Program (3)	—	24
Transaction and restructuring expenses, net (4)	1,176	873
Impairments and loss on disposal of assets (5)	153	9
Adjusted EBITDA	$27,797	$22,753

Total revenues	$330,959	$282,240
Net loss margin	(0.8)%	(0.3)%
Adjusted EBITDA margin	8.4%	8.1%

Additional information
Deferred rent (6)	$(155)	$185
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
(4) Represents severance costs resulting from organizational optimization, costs incurred in connection with the acquisition of franchise-owned restaurants, secondary equity offering costs and costs related to restaurant closures.
(5) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements and restaurant closures.
(6) Represents the non-cash portion of straight-line rent recorded within both Occupancy expenses and General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, for the periods indicated:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025
Income from operations	$999	$1,113
Less: Franchise revenues	(2,811)	(2,649)
Add:
General and administrative expenses	39,945	30,219
Depreciation and amortization	21,396	16,557
Transaction and restructuring expenses, net (1)	1,176	873
Impairments and loss on disposal of assets (2)	153	9
Restaurant level operating profit	$60,858	$46,122

Restaurant sales	$328,148	$279,591
Income from operations margin	0.3%	0.4%
Restaurant level operating profit margin	18.5%	16.5%

Additional information
Deferred rent(3)	$(171)	$135
_____________________________
(1) Represents severance costs resulting from organizational optimization, costs incurred in connection with the acquisition of franchise-owned restaurants, secondary equity offering costs and costs related to restaurant closures.
(2) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements and restaurant closures.
(3) Represents the non-cash portion of straight-line rent recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Loss.
Liquidity and Capital Resources

As of March 29, 2026, we had cash and cash equivalents of $23.6 million and outstanding borrowings under the Credit Facility of $265.3 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $66.0 million under our revolving credit facility of $125.0 million, of which $2.5 million is reserved under letters of credit pursuant to our credit agreement, dated as of October 6, 2021 as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers pay for their purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

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

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirteen weeks ended March 29, 2026 and March 30, 2025:

	THIRTEEN WEEKS ENDED
(in thousands)	MARCH 29, 2026	MARCH 30, 2025
Cash provided by operating activities	$34,456	$20,138
Cash used in investing activities	(29,532)	(36,605)
Cash (used in) provided by financing activities	(2,605)	1,762
Net increase (decrease) in cash and cash equivalents	$2,319	$(14,705)
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. While there was a higher net loss during the thirteen weeks ended March 29, 2026 as compared to the thirteen weeks ended March 30, 2025, there was an increase in cash provided by operations primarily due to (i) higher net earnings and (ii) the timing of operational payments.
Cash used in investing activities decreased during the thirteen weeks ended March 29, 2026 from the thirteen weeks ended March 30, 2025 due principally to the timing and amounts paid for new restaurants and capital projects into which we are investing.
Cash (used in) provided by financing activities includes borrowing from and repayments of the Company’s Credit Facility.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements and related notes requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry and information available from other outside sources, as appropriate. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. There have been no significant changes to our critical accounting policies as disclosed in “Critical Accounting Policies and Estimates” in the 2025 Form 10-K.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the accompanying notes to these consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks as disclosed in the 2025 Form 10-K.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures are also designed to ensure that information allowing for timely disclosure decisions is accumulated and communicated to Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate.
Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings

We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows. See Note 11, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this Form 10-Q, please consider the factors described in Part I, Item 1A., “Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or results of operations.

There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended March 29, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.    Exhibits

The exhibits listed in the Exhibits index to this Form 10-Q are incorporated herein by reference.

Exhibit No.	Description	FILINGS REFERENCED FOR INCORPORATION BY REFERENCE

10.1*	Form of 2026 Restricted Stock Unit Award Agreement	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the first fiscal quarter ended March 29, 2026, filed on May 5, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
Filed herewith
104	Cover Page Interactive Date File (formatted as iXBRL and contained in Exhibit 101)	Filed herewith
_____________
* Denotes a management contract or compensatory plan or arrangement.
** This certification is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2026.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Mel Hope
Name	Mel Hope
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)