Form 10-Q
period 2026-06-28
First Watch Restaurant Group, Inc.
filed 2026-08-04
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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

The registrant had outstanding 61,712,435 shares of common stock as of July 31, 2026.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements can be identified by words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “potential,” “project,” “projection,” “plan,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance and statements discussing our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business, such as those contained in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include:
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
See Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 28, 2025 (“2025 Form 10-K”) and Part II. Item 1A. “Risk Factors” in this Form 10-Q for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10‑Q and in our other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof and is expressly qualified in its entirety by these cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	JUNE 28, 2026	DECEMBER 28, 2025
Assets
Current assets:
Cash and cash equivalents	$20,485	$21,246
Accounts receivable	6,813	6,859
Inventory	7,801	7,174
Prepaid expenses	10,547	7,945
Deposits and other current assets	1,883	5,856
Total current assets	47,529	49,080
Goodwill	420,208	420,208
Intangible assets, net	170,768	174,908
Operating lease right-of-use assets	660,068	614,548
Property, fixtures and equipment, net of accumulated depreciation of $320,862 and $285,706, respectively	515,418	478,451
Other long-term assets	6,848	4,834
Total assets	$1,820,839	$1,742,029
Liabilities and Equity
Current liabilities:
Accounts payable	$10,277	$8,701
Accrued liabilities	46,508	38,496
Accrued compensation	22,261	24,281
Deferred revenues	4,384	6,778
Current portion of operating lease liabilities	79,266	75,034
Current portion of long-term debt	14,843	13,309
Interest rate swap liabilities, current	348	900
Total current liabilities	177,887	167,499
Operating lease liabilities	701,656	651,254
Long-term debt, net	277,690	269,071
Deferred income taxes	21,256	21,972
Derivative liabilities	59	557
Other long-term liabilities	8,122	5,397
Total liabilities	1,186,670	1,115,750
Commitments and contingencies (Note 12)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 61,712,435 and 61,131,978 shares issued and outstanding at June 28, 2026 and December 28, 2025, respectively	617	611
Additional paid-in capital	668,593	661,153
Accumulated deficit	(34,736)	(34,390)
Accumulated other comprehensive loss	(305)	(1,095)
Total equity	634,169	626,279
Total liabilities and equity	$1,820,839	$1,742,029

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Revenues
Restaurant sales	$351,481	$304,983	$679,629	$584,574
Franchise revenues	3,191	2,904	6,002	5,553
Total revenues	354,672	307,887	685,631	590,127
Operating costs and expenses
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	82,593	71,978	156,903	138,625
Labor and other related expenses	115,723	101,310	226,332	198,064
Other restaurant operating expenses	55,557	46,603	107,461	90,862
Occupancy expenses	28,345	24,809	55,755	47,958
Pre-opening expenses	3,315	3,507	6,372	6,167
General and administrative expenses	38,727	33,185	78,672	63,404
Depreciation and amortization	21,839	18,136	43,235	34,693
Impairments and loss on disposal of assets	114	127	267	136
Transaction and restructuring expenses, net	332	919	1,508	1,792
Total operating costs and expenses	346,545	300,574	676,505	581,701
Income from operations	8,127	7,313	9,126	8,426
Interest expense	(4,892)	(4,003)	(9,670)	(7,337)
Other income, net	133	266	478	950
Income (loss) before income taxes	3,368	3,576	(66)	2,039
Income tax expense	(1,029)	(1,470)	(280)	(762)
Net income (loss)	$2,339	$2,106	$(346)	$1,277

Net income (loss)	$2,339	$2,106	$(346)	$1,277
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	314	(125)	1,050	(1,008)
Income tax related to other comprehensive income (loss)	(78)	31	(260)	251
Comprehensive income	$2,575	$2,012	$444	$520

Net income (loss) per common share - basic	$0.04	$0.03	$(0.01)	$0.02
Net income (loss) per common share - diluted	$0.04	$0.03	$(0.01)	$0.02
Weighted average number of common shares outstanding - basic	61,669,719	61,005,648	61,456,606	60,886,525
Weighted average number of common shares outstanding - diluted	62,296,801	62,579,658	61,456,606	62,732,072
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 29, 2024	60,700,090	$607	$649,045	$(53,822)	$(441)	$595,389
Net loss	—	—	—	(829)	—	(829)
Stock-based compensation	—	—	2,259	—	—	2,259
Common stock issued under stock-based compensation plans, net	274,453	3	130	—	—	133
Other comprehensive loss, net of tax	—	—	—	—	(663)	(663)
Balance at March 30, 2025	60,974,543	$610	$651,434	$(54,651)	$(1,104)	$596,289
Net income	—	—	—	2,106	—	2,106
Stock-based compensation	—	—	2,842	—	—	2,842
Common stock issued under stock-based compensation plans, net	49,428	—	170	—	—	170
Other comprehensive loss, net of tax	—	—	—	—	(94)	(94)
Balance at June 29, 2025	61,023,971	$610	$654,446	$(52,545)	$(1,198)	$601,313

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 28, 2025	61,131,978	$611	$661,153	$(34,390)	$(1,095)	$626,279
Net loss	—	—	—	(2,685)	—	(2,685)
Stock-based compensation	—	—	3,420	—	—	3,420
Common stock issued under stock-based compensation plans, net	493,177	5	84	—	—	89
Other comprehensive income, net of tax	—	—	—	—	554	554
Balance at March 29, 2026	61,625,155	$616	$664,657	$(37,075)	$(541)	$627,657
Net income	—	—	—	2,339	—	2,339
Stock-based compensation	—	—	3,771	—	—	3,771
Common stock issued under stock-based compensation plans, net	87,280	1	165	—	—	166
Other comprehensive income, net of tax	—	—	—	—	236	236
Balance at June 28, 2026	61,712,435	$617	$668,593	$(34,736)	$(305)	$634,169
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025
Cash flows from operating activities
Net (loss) income	$(346)	$1,277
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,235	34,693
Stock-based compensation, net of amounts capitalized	7,049	5,049
Non-cash operating lease costs	18,242	15,779
Deferred income taxes	(976)	(466)
Amortization of debt discount and deferred issuance costs	341	322
Impairments and loss on disposal of assets	267	136
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	46	1,751
Inventory	(627)	(465)
Prepaid expenses	(2,602)	(1,319)
Deposits and other assets, current and long-term	1,696	(1,177)
Accounts payable	1,576	545
Accrued liabilities and other long-term liabilities	7,511	8,818
Accrued compensation and deferred payroll taxes	(2,020)	(1,412)
Deferred revenues, current and long-term	(2,368)	(2,659)
Operating lease liabilities	(9,128)	(1,302)
Net cash provided by operating activities	61,896	59,570
Cash flows from investing activities
Capital expenditures	(69,849)	(77,636)
Acquisitions, net of cash acquired	(171)	(54,833)
Purchase of intangible assets	(486)	(380)
Net cash used in investing activities	(70,506)	(132,849)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	386,000	127,000
Repayments of borrowings on revolving credit facility	(372,000)	(91,500)
Proceeds from issuance of long-term debt	—	27,500
Repayments of long-term debt, including finance lease liabilities	(6,406)	(4,159)
Proceeds from exercise of stock options, net of employee taxes paid	255	303
Net cash provided by financing activities	7,849	59,144
Net decrease in cash and cash equivalents	(761)	(14,135)
Cash and cash equivalents
Beginning of period	21,246	33,312
End of period	$20,485	$19,177
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025
Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$9,235	$2,792
Cash paid for income taxes, net of refunds	$1,590	$1,015

Supplemental disclosures of non-cash investing and financing activities
Leased assets obtained in exchange for new operating lease liabilities (1)	$60,981	$83,433
Leased assets obtained in exchange for new finance lease liabilities	$2,544	$4,246
Remeasurements and terminations of operating lease assets and lease liabilities	$2,781	$3,540
Remeasurements and terminations of finance lease assets and lease liabilities	$(63)	$(407)
Increase (decrease) in liabilities from acquisition of property, fixtures and equipment	$3,371	$(581)
(1) Leased assets and liabilities obtained during the twenty-six weeks ended June 29, 2025 include $23.6 million from business acquisitions.
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 33 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of June 28, 2026, the Company operated 586 company-owned restaurants and had 79 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended June 28, 2026 and June 29, 2025 were 13-week periods. These unaudited interim consolidated financial statements (“these financial statements”) include only the information and notes required for interim financial statements by generally accepted accounting principles in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 28, 2025 (“2025 Form 10‑K”).
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
Summary of Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which establishes new disclosure requirements related to purchases of inventory, employee compensation, selling expenses, depreciation and intangible amortization. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. Management is currently evaluating the impact of this new standard on disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal - Use Software, which updates the accounting for internal-use software by replacing stage-based rules with a principles-based framework, clarifying the criteria for capitalization and merging website development cost guidance. The amendments in this update are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The update may be applied prospectively, retrospectively, or on a modified transition basis based on the

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

status of the project and whether software costs were capitalized before the date of adoption. Management is currently evaluating the impact of this new standard.
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
3.    Business Acquisitions
During the second quarter of 2025, the Company acquired, in two separate transactions, substantially all the assets associated with 19 franchise-operated First Watch restaurants. For both transactions, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company has finalized the purchase price allocations for the acquisitions and there were no adjustments made to the initial preliminary valuations.

	DATE OF ACQUISITION
(in thousands, except number of acquired restaurants)	APRIL 14, 2025	APRIL 28, 2025
Number of acquired restaurants	3	16
Purchase price (cash)	$6,985	$49,247
Transaction costs incurred	$416	$1,017
Deferred franchise fees recognized as a result of termination of pre-existing franchise agreement	$—	$398
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$5	$24
Inventory	$31	$159
Other assets	$9	$124
Property, fixtures and equipment	$2,998	$19,800
Reacquired rights	$1,920	$13,060
Goodwill	$2,876	$18,767
Operating right-of-use assets, net of lease positions and prepaid rent	$2,922	$17,305
Operating lease liabilities	$(3,735)	$(19,896)
Accounts payable	$(2)	$—
Deferred revenues - gift card liabilities assumed	$(39)	$(96)
Goodwill reflects the value of expected synergies and assembled workforce, and was assigned to the Company’s single reporting unit. The Company treated the transactions as asset acquisitions for income tax purposes, which allows for any goodwill recognized to be tax deductible and amortized over a 15-year statutory life.
The weighted average estimated useful life of the reacquired rights was 6.1 years on the acquisition dates.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.    Revenues
Revenues recognized, disaggregated by type, were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Restaurant sales:
In-restaurant dining sales	$284,296	$247,400	$550,018	$474,127
Third-party delivery sales	41,343	34,465	81,035	66,470
Take-out sales	25,842	23,118	48,576	43,977
Total restaurant sales	351,481	304,983	679,629	584,574

Franchise revenues:
Royalty and system fund contributions	3,109	2,451	5,864	5,038
Initial fees	82	55	138	117
Business combinations - revenues recognized	—	398	—	398
Total franchise revenues	3,191	2,904	6,002	5,553
Total revenues	$354,672	$307,887	$685,631	$590,127
The following tables include details of liabilities from contracts with customers:

(in thousands)	JUNE 28, 2026	DECEMBER 28, 2025
Deferred revenues:
Deferred gift card revenue	$4,151	$6,548
Deferred franchise fee revenue - current	233	230
Total current deferred revenues	$4,384	$6,778
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,252	$1,226
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Deferred gift card revenue:
Balance, beginning of period	$4,092	$3,154	$6,548	$5,385
Gift card sales	3,585	3,302	5,430	4,850
Gift card redemptions	(3,180)	(2,975)	(7,016)	(6,349)
Gift card breakage	(346)	(315)	(811)	(720)
Gift card liabilities assumed through acquisitions	—	135	—	135
Balance, end of period	$4,151	$3,301	$4,151	$3,301
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Deferred franchise fee revenue:
Balance, beginning of period	$1,472	$1,902	$1,456	$1,929
Cash received	95	40	167	75
Franchise revenues recognized	(82)	(55)	(138)	(117)
Business combinations - franchise revenues recognized	—	(398)	—	(398)
Balance, end of period	$1,485	$1,489	$1,485	$1,489

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	JUNE 28, 2026	DECEMBER 28, 2025
Receivables from third-party delivery providers	$2,488	$2,068
Receivables from vendors	1,727	1,337
Receivables from franchisees	1,222	907
Receivables related to gift card sales	753	2,091
Other receivables	623	456
Total accounts receivable	$6,813	$6,859
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	JUNE 28, 2026	DECEMBER 28, 2025
Construction liabilities	$14,959	$11,588
Sales tax	10,306	8,806
Insurance liabilities	4,332	4,047
Utilities	3,002	2,892
Credit card fees	2,367	2,110
Property tax	2,238	1,453
Contingent rent	975	1,239
Other	8,329	6,361
Total accrued liabilities	$46,508	$38,496
7.    Debt
Long-term debt, net consisted of the following:

	JUNE 28, 2026		DECEMBER 28, 2025
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facilities	$206,000	6.59%	$211,625	6.54%
Revolving Credit Facility	70,000	7.24%	56,000	7.17%
Finance lease liabilities	14,486		12,906
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(1,003)		(1,201)
Total debt, net	292,533		282,380
Less: Current portion of long-term debt	(14,843)		(13,309)
Long-term debt, net	$277,690		$269,071
Credit Facility
FWR Holding Corporation (“FWR”), a subsidiary of the Company, is the borrower under the credit agreement dated October 6, 2021, the terms of which were amended on February 24, 2023 and January 5, 2024 (as amended, the “Credit Agreement”), which provides for (i) a $225.0 million term loan A facility and delayed draw facility (the “Term Facilities”) and (ii) a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term Facilities, the “Credit Facility”). The Credit Facility matures on January 5, 2029.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 28, 2026, borrowings under the Credit Facility bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) the secured overnight financing rate (“SOFR”), plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Additionally, an unused commitment fee of between 37.5 and 50 basis points is paid on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 8, Interest Rate Swaps, for information about the Company’s variable-to-fixed interest rate swap agreements.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the dates indicated:

	JUNE 28, 2026		DECEMBER 28, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facilities	$206,000	$205,675	$211,625	$210,860
Revolving Credit Facility	$70,000	$69,865	$56,000	$55,761
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
Under the Credit Agreement, FWR (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with the covenants under the Credit Agreement as of June 28, 2026.
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
Amounts reported in Other comprehensive income (loss) related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twenty-six weeks ended June 28, 2026, a total of $0.4 million was reclassified from Other comprehensive income (loss) as an increase to interest expense. Over the next 12 months, Management estimates that $0.4 million will be reclassified as an increase to interest expense.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.    Leases
The following table includes detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheet Classification	JUNE 28, 2026	DECEMBER 28, 2025
Finance lease assets - current	Deposits and other current assets	$—	$120
Operating lease right-of-use assets	Operating lease right-of-use assets	660,068	614,548
Finance lease assets	Property, fixtures and equipment, net	12,204	10,730
Total lease assets		$672,272	$625,398

Operating lease liabilities - current(1)	Current portion of operating lease liabilities	$79,266	$75,034
Operating lease liabilities - non-current	Operating lease liabilities	701,656	651,254
Finance lease liabilities - current(1)	Current portion of long-term debt	2,187	2,059
Finance lease liabilities - non-current	Long-term debt, net	12,299	10,847
Total lease liabilities		$795,408	$739,194
_____________
(1) Excludes all variable lease expense.

The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
		JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$23,876	$20,914	$46,851	$40,544
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	6,332	5,810	12,298	11,044
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	514	225	1,007	418
Interest on lease liabilities	Interest expense	236	87	446	131
Total lease expense (1)		$30,958	$27,036	$60,602	$52,137
_____________
(1) Includes contingent rent expense of $0.5 million and $0.4 million during the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, and $1.0 million and $0.9 million during the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.
Supplemental cash flow information related to leases was as follows:

(in thousands)	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$37,737	$26,067
Operating cash flows - finance leases	$446	$131
Financing cash flows - finance leases	$781	$112

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Supplemental information related to leases was as follows:

	TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025
Weighted-average remaining lease term (in years)
Operating leases	12.5	13.0
Finance leases	11.8	13.6
Weighted-average discount rate (1)
Operating leases	7.7%	7.7%
Finance leases	6.5%	6.2%
____________
(1) Based on the Company’s incremental borrowing rate.
10.     Equity and Stock-Based Compensation
Stock option awards
There were no stock option awards granted during the twenty-six weeks ended June 28, 2026. A summary of stock option activity during the twenty-six weeks ended June 28, 2026 was as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 28, 2025	3,577,374	$10.15	$20,614	3.2
Expired	(59,018)	$12.96
Exercised	(28,781)	$8.86
Outstanding and exercisable, June 28, 2026	3,489,575	$10.12	$9,356	2.6
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market (“Nasdaq”) on the last trading day of the period.
A summary of the non-vested stock option activity during the twenty-six weeks ended June 28, 2026 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested, December 28, 2025	3,946	$5.22
Vested	(3,946)	$5.22
Nonvested, June 28, 2026	—	$—
Restricted stock units
During the twenty-six weeks ended June 28, 2026, a total of 1,136,227 restricted stock units (“RSUs”) were granted. Of these RSUs, 901,643 will vest over a period of three years; 113,353 will vest in full one year from the grant date; 94,636 will vest in full three years from the grant date; and 26,595 will vest in full four years from the grant date.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the Company’s RSU activity during the twenty-six weeks ended June 28, 2026 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 28, 2025	2,010,917	$17.60	$31,994
Granted	1,136,227	$12.33
Forfeited	(79,553)	$16.09
Vested	(551,676)	$18.30
Outstanding, June 28, 2026	2,515,915	$15.11	$32,053
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $12.74 and $15.91 on June 26, 2026 and December 26, 2025, the last trading days of the periods, respectively.
Stock-based compensation expense, net of amounts capitalized, was $3.7 million and $2.8 million during the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, and $7.0 million and $5.0 million during the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively. Capitalized stock-based compensation included in property, fixtures and equipment totaled $0.1 million for both the twenty-six weeks ended June 28, 2026 and June 29, 2025.
Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of June 28, 2026:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Restricted stock units	$31,421	2.6
As of June 28, 2026, all stock options were fully vested and there were no unvested stock options outstanding.
11.    Income Taxes

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Income (loss) before income taxes	$3,368	$3,576	$(66)	$2,039
Income tax expense	$(1,029)	$(1,470)	$(280)	$(762)
Effective income tax rate	30.6%	41.1%	*	37.4%
_____________________________
*The effective income tax rate for the twenty-six weeks ended June 28, 2026 is not meaningful as a result of the low level of loss before income taxes in the period.
Management accounts for income taxes in interim periods using an estimated annual effective tax rate, adjusted for discrete items recognized during the period. For the thirteen and twenty-six weeks ended June 28, 2026, the Company recorded income tax expense. The income tax expense reflects the application of the estimated annual effective income tax rate to the Company’s actual earnings for the periods, partially offset by discrete tax items, which include the impact of stock-based compensation.
The effective income tax rate for the thirteen weeks ended June 28, 2026 decreased compared to the prior year period primarily due to changes in (i) the benefit of federal tax credits received by the Company for FICA taxes paid on certain employee tips, (ii) state income taxes and (iii) stock-based compensation tax impacts.

Valuation allowance
Management routinely assesses the realizability of deferred tax assets, and may record a valuation allowance if, based on all available positive and negative evidence, the determination is reached that some portion of the deferred tax assets may not be realized prior to expiration. If Management determines that the Company may be able to realize the deferred tax

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

assets in the future, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce the provision for income taxes during the period in which the determination was made. As of the period ended June 28, 2026 based upon all available evidence, Management has maintained a valuation allowance against a portion of the deferred tax assets.
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
12.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of June 28, 2026. In the event any litigation losses become probable and estimable, the Company will recognize anticipated losses.
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
Revenue is derived from sales of food and beverage, net of discounts, by our restaurants as well as franchise royalty, system fund and initial franchise fees. The measure of total assets for the reporting segment is reported on the consolidated balance sheets as total assets. The measure of capital expenditures for the reporting segment is reported on the consolidated statements of cash flows as capital expenditures.
The following table details consolidated net income (loss) for the segment for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Total revenues	$354,672	$307,887	$685,631	$590,127
Less:
Food and beverage costs	82,593	71,978	156,903	138,625
Labor and other related expenses	115,723	101,310	226,332	198,064
Other restaurant operating expenses	55,557	46,603	107,461	90,862
Occupancy expenses	28,345	24,809	55,755	47,958
Pre-opening expenses	3,315	3,507	6,372	6,167
Stock-based compensation, net of amounts capitalized	3,697	2,790	7,049	5,049
General and administrative expenses (1)	35,030	30,395	71,623	58,355
Depreciation and amortization	21,839	18,136	43,235	34,693
Other segment items (2)	446	1,046	1,775	1,928
Interest expense	4,892	4,003	9,670	7,337
Other income, net	(133)	(266)	(478)	(950)
Income tax expense	1,029	1,470	280	762
Net income (loss)	$2,339	$2,106	$(346)	$1,277
(1) General and administrative expenses excludes stock-based compensation, net of amounts capitalized, which is presented separately.
(2) Other segment items included in segment net income (loss) include transaction and restructuring expenses, net and impairments and loss on disposal of assets.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14.    Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per common share:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands, except share and per share data)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Numerator:
Net income (loss)	$2,339	$2,106	$(346)	$1,277
Denominator:
Weighted average common shares outstanding - basic	61,669,719	61,005,648	61,456,606	60,886,525
Weighted average common shares outstanding - diluted	62,296,801	62,579,658	61,456,606	62,732,072
Net income (loss) per common share - basic	$0.04	$0.03	$(0.01)	$0.02
Net income (loss) per common share - diluted	$0.04	$0.03	$(0.01)	$0.02
Stock options outstanding not included in diluted net income (loss) per common share as their effect is anti-dilutive	1,411,654	12,552	221,794	12,552
Restricted stock units outstanding not included in diluted net income (loss) per share as their effect is anti-dilutive	1,414,019	543,436	914,337	—
Diluted net income (loss) per common share is calculated by adjusting the weighted average shares outstanding for the theoretical effect of potential common shares that would be issued for stock awards outstanding and unvested as of the respective periods using the treasury method. In addition, for the twenty-six weeks ended June 28, 2026 all stock option awards outstanding were excluded from the calculation of diluted net loss per common share because of their anti-dilutive impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and our audited consolidated financial statements and notes included in our 2025 Form 10-K. As discussed in the “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in our 2025 Form 10-K, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Part II, Item 1A. Risk Factors” of this Form 10-Q.
References to “we,” “us,” “our” and “the Company” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) refer to First Watch Restaurant Group, Inc., collectively with its wholly-owned subsidiaries.

Overview

First Watch is an award-winning Daytime Dining concept serving made-to-order breakfast, brunch and lunch using fresh ingredients. Our common stock trades on the Nasdaq under the ticker symbol “FWRG.” A recipient of many local “Best Breakfast” and “Best Brunch” accolades, First Watch’s award-winning chef-driven menu includes elevated executions of classic favorites alongside innovative dishes and fresh juices. For four consecutive years, First Watch has been named a Top 100 Most Loved Workplace® by the Best Practice Institute, and in 2025, was named the #1 Most Loved Workplace for the second year in a row, as featured in The Wall Street Journal.

We employ more than 18,000 employees, operate and franchise restaurants in 33 states under the “First Watch” trade name and, as of June 28, 2026, had 586 company-owned restaurants and 79 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended June 28, 2026 (“second quarter of 2026”) as compared, unless otherwise indicated below, to the thirteen weeks ended June 29, 2025 (“second quarter of 2025”) reflect the continued momentum of our operating performance and include the following:
•Opened 18 system-wide restaurants in 15 states, with 1 planned closure, resulting in a total of 665 system-wide restaurants (586 company-owned and 79 franchise-owned) across 33 states as of June 28, 2026
•Total revenues increased 15.2% to $354.7 million from $307.9 million
•System-wide sales increased 14.7% to $397.0 million from $346.2 million
•Same-restaurant sales growth of 3.4%
•Same-restaurant traffic growth of negative 0.4%
•Income from operations margin decreased to 2.3% from 2.4%
•Restaurant level operating profit margin* increased to 18.8% from 18.6%
•Net income increased to $2.3 million, or $0.04 per diluted share, from net income of $2.1 million, or $0.03 per diluted share
•Adjusted EBITDA* increased to $34.5 million from $30.4 million
___________________
* See Non-GAAP Financial Measures Reconciliations section below.

Business Trends

In the second quarter of 2026, we experienced same-restaurant sales growth of 3.4% and same-restaurant traffic growth of negative 0.4%. We expect annual same-restaurant sales growth to be between 1.5% to 3.0%.

For the second quarter in a row, we experienced commodity deflation of 1.6%, primarily due to lower costs of eggs, avocados, and bacon, mostly offset by the demand for newly introduced higher cost beef offerings and an increase in coffee prices. We expect our full year commodity inflation to be approximately zero to 1.5%.

Restaurant-level wage inflation during the second quarter of 2026 was 4.1% and full year inflation is expected to be approximately 3.5% to 4.5%.
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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, there were 454 restaurants and 382 restaurants, respectively, in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows Management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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
Selected Operating Data

	THIRTEEN WEEKS ENDED JUNE 28, 2026
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	572	76	648
New restaurant openings	14	4	18
Closures	—	(1)	(1)
End of period	586	79	665

	TWENTY-SIX WEEKS ENDED JUNE 28, 2026
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	560	73	633
New restaurant openings	27	7	34
Closures	(1)	(1)	(2)
End of period	586	79	665

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
System-wide sales (in thousands)	$397,046	$346,209	$764,612	$669,208
Same-restaurant sales growth	3.4%	3.5%	3.2%	2.1%
Same-restaurant traffic growth	(0.4)%	2.0%	(1.2)%	0.6%
Income from operations (in thousands)	$8,127	$7,313	$9,126	$8,426
Income from operations margin	2.3%	2.4%	1.3%	1.4%
Restaurant level operating profit (in thousands) (1)	$65,948	$56,776	$126,806	$102,898
Restaurant level operating profit margin (1)	18.8%	18.6%	18.7%	17.6%
Net income (loss) (in thousands)	$2,339	$2,106	$(346)	$1,277
Net income (loss) margin	0.7%	0.7%	(0.1)%	0.2%
Adjusted EBITDA (in thousands) (2)	$34,470	$30,379	$62,267	$53,132
Adjusted EBITDA margin (2)	9.7%	9.9%	9.1%	9.0%
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

Results of Operations
The following table summarizes our results of operations and the percentages of items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025:

	THIRTEEN WEEKS ENDED				TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026		JUNE 29, 2025		JUNE 28, 2026		JUNE 29, 2025
Revenues
Restaurant sales	$351,481	99.1%	$304,983	99.1%	$679,629	99.1%	$584,574	99.1%
Franchise revenues	3,191	0.9%	2,904	0.9%	6,002	0.9%	5,553	0.9%
Total revenues	354,672	100.0%	307,887	100.0%	685,631	100.0%	590,127	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	82,593	23.5%	71,978	23.6%	156,903	23.1%	138,625	23.7%
Labor and other related expenses	115,723	32.9%	101,310	33.2%	226,332	33.3%	198,064	33.9%
Other restaurant operating expenses	55,557	15.8%	46,603	15.3%	107,461	15.8%	90,862	15.5%
Occupancy expenses	28,345	8.1%	24,809	8.1%	55,755	8.2%	47,958	8.2%
Pre-opening expenses	3,315	0.9%	3,507	1.1%	6,372	0.9%	6,167	1.1%
General and administrative expenses	38,727	10.9%	33,185	10.8%	78,672	11.5%	63,404	10.7%
Depreciation and amortization	21,839	6.2%	18,136	5.9%	43,235	6.3%	34,693	5.9%
Impairments and loss on disposal of assets	114	—%	127	—%	267	—%	136	—%
Transaction and restructuring expenses, net	332	0.1%	919	0.3%	1,508	0.2%	1,792	0.3%
Total operating costs and expenses	346,545	97.7%	300,574	97.6%	676,505	98.7%	581,701	98.6%
Income from operations (1)	8,127	2.3%	7,313	2.4%	9,126	1.3%	8,426	1.4%
Interest expense	(4,892)	(1.4)%	(4,003)	(1.3)%	(9,670)	(1.4)%	(7,337)	(1.2)%
Other income, net	133	—%	266	0.1%	478	0.1%	950	0.2%
Income (loss) before income taxes	3,368	0.9%	3,576	1.2%	(66)	—%	2,039	0.3%
Income tax expense	(1,029)	(0.3)%	(1,470)	(0.5)%	(280)	—%	(762)	(0.1)%
Net income (loss)	$2,339	0.7%	$2,106	0.7%	$(346)	(0.1)%	$1,277	0.2%
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Restaurant sales:
In-restaurant dining sales	$284,296	$247,400	14.9%	$550,018	$474,127	16.0%
Third-party delivery sales	41,343	34,465	20.0%	81,035	66,470	21.9%
Take-out sales	25,842	23,118	11.8%	48,576	43,977	10.5%
Total restaurant sales	$351,481	$304,983	15.2%	$679,629	$584,574	16.3%

The increase in total restaurant sales during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year was due principally to (i) a higher number of restaurants from new openings, (ii) the acquisition of 19 franchise-owned restaurants during the thirteen weeks ended June 29, 2025 and (iii) positive same-restaurant sales growth of 3.4%, partially offset by the 0.4% decrease in same-restaurant traffic.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Franchise revenues:
Royalty and system fund contributions	$3,109	$2,451	26.8%	$5,864	$5,038	16.4%
Initial fees	82	55	49.1%	138	117	17.9%
Business acquisitions - franchise revenues recognized	—	398	(100.0)%	—	398	(100.0)%
Total Franchise revenues	$3,191	$2,904	9.9%	$6,002	$5,553	8.1%
The increases in franchise revenues during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year was due to (i) an increase in the system fund contribution rate during the first quarter of 2026 and (ii) 11 new franchise-owned restaurant openings between June 29, 2025 and June 28, 2026. These increases were partially offset by our acquisitions of 19 franchise-owned restaurants during the thirteen weeks ended June 29, 2025.
Food and Beverage Costs
Food and beverage costs at company-owned restaurants vary with sales volume and are subject to increases and declines in commodity costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Food and beverage costs	$82,593	$71,978	14.7%	$156,903	$138,625	13.2%
As a percentage of restaurant sales	23.5%	23.6%	(0.1)%	23.1%	23.7%	(0.6)%

Food and beverage costs as a percentage of restaurant sales decreased during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year primarily as a result of (i) menu price increases and (ii) the lower cost of eggs, avocados and bacon, mostly offset by the demand for newly introduced higher cost beef offerings and an increase in coffee prices.

Food and beverage costs increased during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year primarily as a result of the 57 new restaurant openings between June 29, 2025 and June 28, 2026 and the 19 franchise restaurants acquired during the thirteen weeks ended June 29, 2025. These increases were partially offset by commodity deflation.
Labor and Other Related Expenses
Labor and other related expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and employee benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, the number and performance of our company-owned restaurants and competition for qualified staff.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Labor and other related expenses	$115,723	$101,310	14.2%	$226,332	$198,064	14.3%
As a percentage of restaurant sales	32.9%	33.2%	(0.3)%	33.3%	33.9%	(0.6)%
Labor and other related expenses as a percentage of restaurant sales decreased during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year primarily as a result of the leverage associated with menu price increases, partially offset by wage increases.

The increases in labor and other related expenses during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year were primarily due to (i) the increase in the number of company-owned restaurants and related headcount and (ii) wage increases.
Other Restaurant Operating Expenses

Other restaurant operating expenses consist of marketing and advertising expenses, utilities, insurance and other variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), credit card fees, repairs and maintenance, and third-party delivery services fees.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Other restaurant operating expenses	$55,557	$46,603	19.2%	$107,461	$90,862	18.3%
As a percentage of restaurant sales	15.8%	15.3%	0.5%	15.8%	15.5%	0.3%
Other restaurant operating expenses as a percentage of restaurant sales increased during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year primarily due to an increase in utilities, repairs and maintenance expenses.
The increase in other restaurant operating expenses during the thirteen weeks ended June 28, 2026 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants driving increased expenses, including (i) $3.4 million related to utilities, repairs and maintenance expenses, (ii) $2.4 million in operating supplies, (iii) $1.6 million in third-party delivery fees and (iv) $0.9 million in credit card fees.
The increase in other restaurant operating expenses during the twenty-six weeks ended June 28, 2026 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants driving increased expenses, including (i) $6.0 million related to utilities, repairs and maintenance expenses, (ii) $4.5 million in operating supplies, (iii) $3.2 million in third-party delivery fees and (iv) $1.9 million in credit card fees.

Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Occupancy expenses	$28,345	$24,809	14.3%	$55,755	$47,958	16.3%
As a percentage of restaurant sales	8.1%	8.1%	—%	8.2%	8.2%	—%
The increases in occupancy expenses during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year were primarily due to the increase in the number of company-owned restaurants.
Pre-opening Expenses
Pre-opening expenses are costs incurred to open new company-owned restaurants. Pre-opening expenses include rent expense, manager salaries, recruiting expenses, employee payroll and training costs. Pre-opening expenses can fluctuate from period to period, based on the number and timing of new company-owned restaurant openings.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Pre-opening expenses	$3,315	$3,507	(5.5)%	$6,372	$6,167	3.3%
The decrease in pre-opening expenses during the thirteen weeks ended June 28, 2026 as compared to the same period in the prior year was primarily due to the lower number of new company-owned restaurants opened during the period.
The increase in pre-opening expenses during the twenty-six weeks ended June 28, 2026 as compared to the same period in the prior year was primarily due to the higher number of new company-owned restaurants opened during the period.
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

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
General and administrative expenses	$38,727	$33,185	16.7%	$78,672	$63,404	24.1%
The increase in general and administrative expenses during the thirteen weeks ended June 28, 2026 as compared to the same period in the prior year was mainly due to (i) a $4.0 million increase in marketing expenses, (ii) a $1.0 million increase in compensation expenses related to stock compensation and additional employee headcount to support growth and (iii) a $0.7 million increase in licenses and fees including information technology related expenses for an increased number of restaurants. The increase was partially offset by a decrease in consulting and other professional services fees.
The increase in general and administrative expenses during the twenty-six weeks ended June 28, 2026 as compared to the same period in the prior year was mainly due to (i) a $5.7 million increase in marketing expenses, (ii) a $4.5 million increase in compensation expenses related to stock compensation, bonus expenses and additional employee headcount to support growth, (iii) a $3.9 million increase related to 2026 leadership conference expenses and (iv) a $1.1 million increase in licenses and fees including information technology related expenses for an increased number of restaurants. The increase was partially offset by a decrease in consulting and other professional services fees.

Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Depreciation and amortization	$21,839	$18,136	20.4%	$43,235	$34,693	24.6%
The increases in depreciation and amortization during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year were primarily related to depreciating and amortizing the assets of NROs and of acquired restaurants, including reacquired rights from franchisees.
Transaction and Restructuring Expenses, Net
Transaction and restructuring expenses, net principally include (i) incremental severance costs resulting from organizational optimization, (ii) costs incurred in connection with the 2025 acquisitions of franchise-owned restaurants and (iii) costs related to secondary equity offerings completed in 2025.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Transaction and restructuring expenses, net	$332	$919	(63.9)%	$1,508	$1,792	(15.8)%

The decrease in transaction and restructuring expenses, net during the thirteen weeks ended June 28, 2026 as compared to the same period in the prior year was due to a decrease in costs incurred in connection with (i) 2025 acquisitions and (ii) 2025 secondary equity offering costs.

The decrease in transaction and restructuring expenses, net during the twenty-six weeks ended June 28, 2026 as compared to the same period in the prior year was due to decreases in costs incurred in connection with (i) 2025 acquisitions and (ii) 2025 secondary equity offering costs. The decrease was partially offset by an increase in organizational optimization costs.
Income from Operations

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Income from operations	$8,127	$7,313	11.1%	$9,126	$8,426	8.3%
As a percentage of restaurant sales	2.3%	2.4%	(0.1)%	1.3%	1.4%	(0.1)%
Income from operations margin decreased during the thirteen and twenty-six weeks ended June 28, 2026 compared to the same periods in the prior year due to increases in expenses as a percentage of sales, primarily (i) general and administrative expenses, (ii) other restaurant operating expenses and (iii) depreciation and amortization expense.
Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Interest expense	$4,892	$4,003	22.2%	$9,670	$7,337	31.8%

The increases in interest expense during the thirteen and twenty-six weeks ended June 28, 2026 as compared to the same periods in the prior year were due to increased debt.

Other Income, Net
Other income, net includes items deemed to be non-operating based on Management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Other income, net	$133	$266	(50.0)%	$478	$950	(49.7)%
Other income, net decreased during the thirteen weeks ended June 28, 2026 as compared to the same period in the prior year primarily due to a decrease in sales tax commissions.
Other income, net decreased during the twenty-six weeks ended June 28, 2026 as compared to the same period in the prior year primarily due to a decrease in insurance proceeds.
Income Tax
Income tax consists of federal and state taxes.

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Income tax expense	$(1,029)	$(1,470)	(30.0)%	$(280)	$(762)	(63.3)%
Effective income tax rate	30.6%	41.1%	(10.5)%	*	37.4%	N/M
_____________
*The effective income tax rate for the twenty-six weeks ended June 28, 2026 is not meaningful as a result of the low level of loss before income taxes in the period.

Income tax expense and the effective income tax rate decreased for the thirteen weeks ended June 28, 2026 as compared to the same period in the prior year, primarily due to the benefit of federal FICA tax credits and changes in executive compensation related tax impacts.

Income tax expense for the twenty-six weeks ended June 28, 2026 decreased as compared to the same period in the prior year primarily due to (i) lower income before income taxes, (ii) the benefit of federal FICA tax credits and (iii) changes in executive compensation related tax impacts.
Net Income (Loss)

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Net income (loss)	$2,339	$2,106	11.1%	$(346)	$1,277	(127.1)%
As a percentage of total revenues	0.7%	0.7%	—%	(0.1)%	0.2%	(0.3)%

Net income (loss) increased during the thirteen weeks ended June 28, 2026 as compared to the same period in the prior year primarily due to (i) the increase in income from operations and (ii) a decrease in income tax expense, partially offset by an increase in interest expense.

Net income (loss) and net income (loss) margin decreased during the twenty-six weeks ended June 28, 2026 as compared to the same period in the prior year primarily due to an increase in interest expense associated with increased borrowings, partially offset by the increase in income from operations and a decrease in income tax expense.
Restaurant Level Operating Profit and Restaurant Level Operating Profit Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Restaurant level operating profit	$65,948	$56,776	16.2%	$126,806	$102,898	23.2%
Restaurant level operating profit margin	18.8%	18.6%	0.2%	18.7%	17.6%	1.1%

Restaurant level operating profit margin during the thirteen and twenty-six weeks ended June 28, 2026 increased as compared to the same periods in the prior year primarily due to (i) favorable labor and other related expenses as a percentage of restaurant sales and (ii) favorable food and beverage costs as a percentage of sales, partially offset by the increase in other restaurant operating expenses as a percentage of restaurant sales.

Restaurant level operating profit for the thirteen and twenty-six weeks ended June 28, 2026 increased as compared to the same periods in the prior year due to sales growth driven by increases in (i) restaurant locations and (ii) same-restaurant sales. This was partially offset by increases in expenses associated primarily with an increase in the number of company-owned restaurants, including (i) labor and other related expenses, (ii) food and beverage costs, (iii) other restaurant operating expenses and (iv) occupancy expenses.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	Change	JUNE 28, 2026	JUNE 29, 2025	Change
Adjusted EBITDA	$34,470	$30,379	13.5%	$62,267	$53,132	17.2%
Adjusted EBITDA margin	9.7%	9.9%	(0.2)%	9.1%	9.0%	0.1%
Adjusted EBITDA margin decreased during the thirteen weeks ended June 28, 2026 compared to the same period in the prior year primarily due to an increase in general and administrative expenses as a percentage of revenues, partially offset by an increase in restaurant level operating profit.
Adjusted EBITDA margin increased during the twenty-six weeks ended June 28, 2026 compared to the same period in the prior year primarily due to an increase in restaurant level operating profit margin, partially offset by an increase in general and administrative expenses as a percentage of revenues.
Adjusted EBITDA increased during the thirteen and twenty-six weeks ended June 28, 2026 compared to the same periods in the prior year primarily due to an increase in restaurant level operating profit, partially offset by an increase in general and administrative expenses.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income (loss) and Net income (loss) margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Net income (loss)	$2,339	$2,106	$(346)	$1,277
Depreciation and amortization	21,839	18,136	43,235	34,693
Interest expense	4,892	4,003	9,670	7,337
Income tax expense	1,029	1,470	280	762
EBITDA	30,099	25,715	52,839	44,069
Strategic transition costs (1)	228	799	604	2,033
Stock-based compensation, net of amounts capitalized (2)	3,697	2,790	7,049	5,049
Delaware Voluntary Disclosure Agreement Program (3)	—	29	—	53
Transaction and restructuring expenses, net (4)	332	919	1,508	1,792
Impairments and loss on disposal of assets (5)	114	127	267	136
Adjusted EBITDA	$34,470	$30,379	$62,267	$53,132

Total revenues	$354,672	$307,887	$685,631	$590,127
Net income (loss) margin	0.7%	0.7%	(0.1)%	0.2%
Adjusted EBITDA margin	9.7%	9.9%	9.1%	9.0%

Additional information
Deferred rent (6)	$(344)	$293	$(499)	$478
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
(5) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements, and restaurant closures.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, respectively, for the periods indicated:

	THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025	JUNE 28, 2026	JUNE 29, 2025
Income from operations	$8,127	$7,313	$9,126	$8,426
Less: Franchise revenues	(3,191)	(2,904)	(6,002)	(5,553)
Add:
General and administrative expenses	38,727	33,185	78,672	63,404
Depreciation and amortization	21,839	18,136	43,235	34,693
Transaction and restructuring expenses, net (1)	332	919	1,508	1,792
Impairments and loss on disposal of assets (2)	114	127	267	136
Restaurant level operating profit	$65,948	$56,776	$126,806	$102,898

Restaurant sales	$351,481	$304,983	$679,629	$584,574
Income from operations margin	2.3%	2.4%	1.3%	1.4%
Restaurant level operating profit margin	18.8%	18.6%	18.7%	17.6%

Additional information
Deferred rent(3)	$(359)	$244	$(530)	$379
_____________________________
(1) Represents severance costs resulting from organizational optimization, costs incurred in connection with the acquisition of franchise-owned restaurants, secondary equity offering costs and costs related to restaurant closures.
(2) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements, and restaurant closures.
(3) Represents the non-cash portion of straight-line rent recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources

As of June 28, 2026, we had cash and cash equivalents of $20.5 million and outstanding borrowings under the Credit Facility of $276.0 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $52.5 million under our revolving credit facility of $125.0 million, of which $2.5 million is reserved under letters of credit pursuant to our credit agreement, dated as of October 6, 2021, as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers paying for their purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

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

We estimate that our capital expenditures will total approximately $145.0 million to $150.0 million in 2026. This capital is invested primarily in new restaurant projects and planned remodels. We intend to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings pursuant to our Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the twenty-six weeks ended June 28, 2026 and June 29, 2025:

	TWENTY-SIX WEEKS ENDED
(in thousands)	JUNE 28, 2026	JUNE 29, 2025
Cash provided by operating activities	$61,896	$59,570
Cash used in investing activities	(70,506)	(132,849)
Cash provided by financing activities	7,849	59,144
Net decrease in cash and cash equivalents	$(761)	$(14,135)
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. During the twenty-six weeks ended June 28, 2026 as compared to the twenty-six weeks ended June 29, 2025, there was an increase in cash provided by operations primarily due to an increase in company-owned restaurants, partially offset by the timing of operational payments.
Cash used in investing activities decreased during the twenty-six weeks ended June 28, 2026 from the twenty-six weeks ended June 29, 2025 due principally to (i) amounts paid in 2025 to acquire franchise locations and (ii) the timing of capital expenditures and payments.
Cash provided by financing activities includes borrowing from, and repayments of, the Company’s Credit Facility.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity and Food Price Risks
We expect our full year commodity inflation to be approximately zero to 1.5%.
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
Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings

We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions, individually or taken in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources. A significant increase in the number of claims or an increase in amounts owing under successful claims could materially adversely affect our business, financial condition, results of operations and cash flows. See Note 12, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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
Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended June 28, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the second fiscal quarter ended June 28, 2026, filed on August 4, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2026.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ashlee Weisser
Name	Ashlee Weisser
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)