Form 10-Q
period 2026-09-27
First Watch Restaurant Group, Inc.
filed 2026-11-03
CIK 1789940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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

The registrant had outstanding 61,726,533 shares of common stock as of October 30, 2026.

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

Part I - Financial Information
Item 1.    Financial Statements (Unaudited)
FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Assets
Current assets:
Cash and cash equivalents	$21,065	$21,246
Accounts receivable	7,164	6,859
Inventory	7,299	7,174
Prepaid expenses	8,283	7,945
Deposits and other current assets	3,373	5,856
Total current assets	47,184	49,080
Goodwill	420,208	420,208
Intangible assets, net	168,644	174,908
Operating lease right-of-use assets	673,795	614,548
Property, fixtures and equipment, net of accumulated depreciation of $338,884 and $285,706, respectively	540,270	478,451
Other long-term assets	8,329	4,834
Total assets	$1,858,430	$1,742,029
Liabilities and Equity
Current liabilities:
Accounts payable	$10,011	$8,701
Accrued liabilities	46,808	38,496
Accrued compensation	33,374	24,281
Deferred revenues	3,561	6,778
Current portion of operating lease liabilities	81,166	75,034
Current portion of long-term debt	16,116	13,309
Interest rate swap liabilities, current	31	900
Total current liabilities	191,067	167,499
Operating lease liabilities	716,604	651,254
Long-term debt, net	275,160	269,071
Deferred income taxes	22,544	21,972
Derivative liabilities	—	557
Other long-term liabilities	9,214	5,397
Total liabilities	1,214,589	1,115,750
Commitments and contingencies (Note 12)
Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 300,000,000 shares authorized; 61,726,533 and 61,131,978 shares issued and outstanding at September 27, 2026 and December 28, 2025, respectively	617	611
Additional paid-in capital	672,477	661,153
Accumulated deficit	(29,949)	(34,390)
Accumulated other comprehensive income (loss)	696	(1,095)
Total equity	643,841	626,279
Total liabilities and equity	$1,858,430	$1,742,029

The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Revenues
Restaurant sales	$346,722	$313,636	$1,026,351	$898,210
Franchise revenues	3,139	2,386	9,141	7,939
Total revenues	349,861	316,022	1,035,492	906,149
Operating costs and expenses
Restaurant operating expenses (exclusive of depreciation and amortization shown below):
Food and beverage costs	77,402	69,730	234,305	208,355
Labor and other related expenses	112,962	102,387	339,294	300,451
Other restaurant operating expenses	56,048	50,140	163,509	141,002
Occupancy expenses	29,506	25,891	85,261	73,849
Pre-opening expenses	3,461	3,813	9,833	9,980
General and administrative expenses	35,244	33,746	113,916	97,150
Depreciation and amortization	22,700	19,662	65,935	54,355
Impairments and loss on disposal of assets	170	175	437	311
Transaction and restructuring expenses, net	1,320	428	2,828	2,220
Total operating costs and expenses	338,813	305,972	1,015,318	887,673
Income from operations	11,048	10,050	20,174	18,476
Interest expense	(4,933)	(4,567)	(14,603)	(11,904)
Other income, net	362	191	840	1,141
Income before income taxes	6,477	5,674	6,411	7,713
Income tax expense	(1,690)	(2,683)	(1,970)	(3,445)
Net income	$4,787	$2,991	$4,441	$4,268

Net income	$4,787	$2,991	$4,441	$4,268
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	1,331	88	2,381	(920)
Income tax related to other comprehensive income (loss)	(330)	(22)	(590)	229
Comprehensive income	$5,788	$3,057	$6,232	$3,577

Net income per common share - basic	$0.08	$0.05	$0.07	$0.07
Net income per common share - diluted	$0.08	$0.05	$0.07	$0.07
Weighted average number of common shares outstanding - basic	61,719,871	61,027,278	61,544,361	60,933,443
Weighted average number of common shares outstanding - diluted	62,550,856	62,834,080	62,600,196	62,798,962
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 29, 2024	60,700,090	$607	$649,045	$(53,822)	$(441)	$595,389
Net loss	—	—	—	(829)	—	(829)
Stock-based compensation	—	—	2,259	—	—	2,259
Common stock issued under stock-based compensation plans, net	274,453	3	130	—	—	133
Other comprehensive loss, net of tax	—	—	—	—	(663)	(663)
Balance at March 30, 2025	60,974,543	$610	$651,434	$(54,651)	$(1,104)	$596,289
Net income	—	—	—	2,106	—	2,106
Stock-based compensation	—	—	2,842	—	—	2,842
Common stock issued under stock-based compensation plans, net	49,428	—	170	—	—	170
Other comprehensive loss, net of tax	—	—	—	—	(94)	(94)
Balance at June 29, 2025	61,023,971	$610	$654,446	$(52,545)	$(1,198)	$601,313
Net income	—	—	—	2,991	—	2,991
Stock-based compensation	—	—	2,941	—	—	2,941
Common stock issued under stock-based compensation plans, net	8,134	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	66	66
Balance at September 28, 2025	61,032,105	$610	$657,387	$(49,554)	$(1,132)	$607,311

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance at December 28, 2025	61,131,978	$611	$661,153	$(34,390)	$(1,095)	$626,279
Net loss	—	—	—	(2,685)	—	(2,685)
Stock-based compensation	—	—	3,420	—	—	3,420
Common stock issued under stock-based compensation plans, net	493,177	5	84	—	—	89
Other comprehensive income, net of tax	—	—	—	—	554	554
Balance at March 29, 2026	61,625,155	$616	$664,657	$(37,075)	$(541)	$627,657
Net income	—	—	—	2,339	—	2,339
Stock-based compensation	—	—	3,771	—	—	3,771
Common stock issued under stock-based compensation plans, net	87,280	1	165	—	—	166
Other comprehensive income, net of tax	—	—	—	—	236	236
Balance at June 28, 2026	61,712,435	$617	$668,593	$(34,736)	$(305)	$634,169
Net income	—	—	—	4,787	—	4,787
Stock-based compensation	—	—	3,717	—	—	3,717
Common stock issued under stock-based compensation plans, net	14,098	—	167	—	—	167
Other comprehensive income, net of tax	—	—	—	—	1,001	1,001
Balance at September 27, 2026	61,726,533	$617	$672,477	$(29,949)	$696	$643,841
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Cash flows from operating activities
Net income	$4,441	$4,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,935	54,355
Stock-based compensation, net of amounts capitalized	10,688	7,926
Non-cash operating lease costs	28,022	24,167
Deferred income taxes	(18)	1,798
Amortization of debt discount and deferred issuance costs	512	493
Impairments and loss on disposal of assets	437	311
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	(305)	1,729
Inventory	(125)	(179)
Prepaid expenses	(338)	365
Deposits and other assets, current and long-term	261	(2,590)
Accounts payable	1,310	270
Accrued liabilities and other long-term liabilities	9,509	11,546
Accrued compensation and deferred payroll taxes	9,093	9,320
Deferred revenues, current and long-term	(3,190)	(3,570)
Operating lease liabilities	(15,787)	(2,757)
Net cash provided by operating activities	110,445	107,452
Cash flows from investing activities
Capital expenditures	(113,263)	(120,108)
Acquisitions, net of cash acquired	(171)	(54,833)
Purchase of intangible assets	(515)	(830)
Net cash used in investing activities	(113,949)	(175,771)
Cash flows from financing activities
Proceeds from borrowings on revolving credit facility	604,500	261,500
Repayments of borrowings on revolving credit facility	(592,000)	(226,500)
Proceeds from issuance of long-term debt	—	27,500
Repayments of long-term debt, including finance lease liabilities	(9,599)	(7,082)
Proceeds from exercise of stock options, net of employee taxes paid	422	303
Net cash provided by financing activities	3,323	55,721
Net decrease in cash and cash equivalents	(181)	(12,598)
Cash and cash equivalents
Beginning of period	21,246	33,312
End of period	$21,065	$20,714
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(IN THOUSANDS)
(Unaudited)

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Supplemental cash flow information
Cash paid for interest, net of amounts capitalized	$13,997	$6,918
Cash paid for income taxes, net of refunds	$2,190	$2,061

Supplemental disclosures of non-cash investing and financing activities
Leased assets obtained in exchange for new operating lease liabilities (1)	$82,948	$104,097
Leased assets obtained in exchange for new finance lease liabilities	$5,424	$9,536
Remeasurements and terminations of operating lease assets and lease liabilities	$4,321	$5,620
Remeasurements and terminations of finance lease assets and lease liabilities	$(259)	$(520)
Increase (decrease) in liabilities from acquisition of property, fixtures and equipment	$2,764	$(391)
(1) Leased assets and liabilities obtained during the thirty-nine weeks ended September 28, 2025 include $23.6 million from business acquisitions.
The accompanying notes are an integral part of these consolidated financial statements.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Nature of Business and Organization
First Watch Restaurant Group, Inc. (collectively with its wholly-owned subsidiaries, “the Company” or “Management”) is a Delaware holding company. The Company operates and franchises restaurants in 33 states operating under the “First Watch” trade name, which are focused on made-to-order breakfast, brunch and lunch. The Company does not operate outside of the United States and all of its assets are located in the United States. As of September 27, 2026, the Company operated 601 company-owned restaurants and had 80 franchise-owned restaurants.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company reports financial information on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. The quarters ended September 27, 2026 and September 28, 2025 were 13-week periods. These unaudited interim consolidated financial statements (“these financial statements”) include only the information and notes required for interim financial statements by generally accepted accounting principles in the United States of America (“GAAP”) and the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 28, 2025 (“2025 Form 10‑K”).
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.    Revenues
Revenues recognized, disaggregated by type, were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Restaurant sales:
In-restaurant dining sales	$279,365	$254,155	$829,383	$728,282
Third-party delivery sales	42,442	37,163	123,477	103,633
Take-out sales	24,915	22,318	73,491	66,295
Total restaurant sales	346,722	313,636	1,026,351	898,210

Franchise revenues:
Royalty and system fund contributions	3,077	2,333	8,941	7,371
Initial fees	62	53	200	170
Business combinations - revenues recognized	—	—	—	398
Total franchise revenues	3,139	2,386	9,141	7,939
Total revenues	$349,861	$316,022	$1,035,492	$906,149
The following tables include details of liabilities from contracts with customers:

(in thousands)	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Deferred revenues:
Deferred gift card revenue	$3,311	$6,548
Deferred franchise fee revenue - current	250	230
Total current deferred revenues	$3,561	$6,778
Other long-term liabilities:
Deferred franchise fee revenue - non-current	$1,253	$1,226
Changes in deferred gift card contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Deferred gift card revenue:
Balance, beginning of period	$4,151	$3,301	$6,548	$5,385
Gift card sales	1,787	1,455	7,217	6,305
Gift card redemptions	(2,336)	(2,073)	(9,352)	(8,422)
Gift card breakage	(291)	(260)	(1,102)	(980)
Gift card liabilities assumed through acquisitions	—	—	—	135
Balance, end of period	$3,311	$2,423	$3,311	$2,423
Changes in deferred franchise fee contract liabilities were as follows:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Deferred franchise fee revenue:
Balance, beginning of period	$1,485	$1,489	$1,456	$1,929
Cash received	80	20	247	95
Franchise revenues recognized	(62)	(53)	(200)	(170)
Business combinations - franchise revenues recognized	—	—	—	(398)
Balance, end of period	$1,503	$1,456	$1,503	$1,456

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.    Accounts Receivable
Accounts receivable consisted of the following:

(in thousands)	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Receivables from third-party delivery providers	$2,568	$2,068
Receivables from vendors	1,579	1,337
Receivables from franchisees	1,196	907
Receivables related to gift card sales	452	2,091
Other receivables	1,369	456
Total accounts receivable	$7,164	$6,859
6.    Accrued Liabilities
Accrued liabilities consisted of the following:

(in thousands)	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Construction liabilities	$14,352	$11,588
Sales tax	9,698	8,806
Insurance liabilities	4,646	4,047
Utilities	3,424	2,892
Credit card fees	2,298	2,110
Property tax	2,802	1,453
Contingent rent	1,282	1,239
Other	8,306	6,361
Total accrued liabilities	$46,808	$38,496
7.    Debt
Long-term debt, net consisted of the following:

	SEPTEMBER 27, 2026		DECEMBER 28, 2025
(in thousands)	Balance	Interest Rate	Balance	Interest Rate
Term Facilities	$203,188	6.90%	$211,625	6.54%
Revolving Credit Facility	68,500	7.05%	56,000	7.17%
Finance lease liabilities	17,442		12,906
Financing obligation	3,050		3,050
Less: Unamortized debt discount and deferred issuance costs	(904)		(1,201)
Total debt, net	291,276		282,380
Less: Current portion of long-term debt	(16,116)		(13,309)
Long-term debt, net	$275,160		$269,071
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of September 27, 2026, borrowings under the Credit Facility bear interest at the option of FWR at either (i) the alternate base rate plus a margin of between 150 and 225 basis points depending on the total rent adjusted net leverage ratio of FWR and its restricted subsidiaries on a consolidated basis (the “Total Rent Adjusted Net Leverage Ratio”) or (ii) the secured overnight financing rate (“SOFR”), plus a credit spread adjustment of 10 basis points plus a margin of between 250 and 325 basis points depending on the Total Rent Adjusted Net Leverage Ratio. Additionally, an unused commitment fee of between 37.5 and 50 basis points is paid on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Rent Adjusted Net Leverage Ratio. Refer to Note 8, Interest Rate Swaps, for information about the Company’s variable-to-fixed interest rate swap agreements.
Fair Value of Debt
The estimated fair value of the outstanding debt, excluding finance lease obligations and financing obligations, is classified as Level 3 in the fair value hierarchy and was estimated using discounted cash flow models, market yield and yield volatility. The following table includes the carrying value and fair value of the Company’s debt as of the dates indicated:

	SEPTEMBER 27, 2026		DECEMBER 28, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Facilities	$203,188	$202,975	$211,625	$210,860
Revolving Credit Facility	$68,500	$68,416	$56,000	$55,761
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
Under the Credit Agreement, FWR (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, maintenance of certain ratios, restrictions on additional indebtedness and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies). FWR was in compliance with the covenants under the Credit Agreement as of September 27, 2026.
8.    Interest Rate Swaps
Interest rate swaps are utilized to hedge a portion of the cash flows of the Company’s variable rate debt.
On June 23, 2023, the Company entered into two variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $90.0 million and mature on October 6, 2026. Under the terms of these interest rate swaps, the Company pays a weighted average fixed rate of 4.16% on the notional amount and receives payments from, or makes payments to, the counterparties based on the three-month SOFR rate.
On May 17, 2024, the Company entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an aggregate notional amount of $60.0 million and mature on June 30, 2027. Under the terms of these interest rate swaps, the Company pays a weighted average fixed rate of 4.42% on the notional amount and receives payments from, or makes payments to, the counterparties based on the three-month SOFR rate.
On August 18, 2026, the Company entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an initial aggregate notional amount of $50.0 million, which will increase to a notional amount of $80.0 million on December 24, 2026 and mature on December 29, 2028. Under the terms of these interest rate swaps, the Company pays a weighted average fixed rate of 4.08% on the notional amounts and receives payments from, or makes payments to, the counterparties based on the three-month SOFR rate.
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

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amounts reported in Other comprehensive income (loss) related to the interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the thirty-nine weeks ended September 27, 2026, a total of $0.6 million was reclassified from Other comprehensive income (loss) as an increase to interest expense. Over the next 12 months, Management estimates that $0.3 million will be reclassified as a decrease to interest expense.
9.    Leases
The following table includes detail of lease assets and liabilities:

(in thousands)	Consolidated Balance Sheet Classification	SEPTEMBER 27, 2026	DECEMBER 28, 2025
Finance lease assets - current	Deposits and other current assets	$652	$120
Operating lease right-of-use assets	Operating lease right-of-use assets	673,795	614,548
Finance lease assets	Property, fixtures and equipment, net	14,376	10,730
Total lease assets		$688,823	$625,398

Operating lease liabilities - current(1)	Current portion of operating lease liabilities	$81,166	$75,034
Operating lease liabilities - non-current	Operating lease liabilities	716,604	651,254
Finance lease liabilities - current(1)	Current portion of long-term debt	2,053	2,059
Finance lease liabilities - non-current	Long-term debt, net	15,389	10,847
Total lease liabilities		$815,212	$739,194
_____________
(1) Excludes all variable lease expense.

The components of lease expense were as follows:

(in thousands)	Consolidated Statements of Operations and Comprehensive Income Classification	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
		SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Operating lease expense	Other restaurant operating expenses Occupancy expenses Pre-opening expenses General and administrative expenses	$24,643	$21,905	$71,494	$62,449
Variable lease expense	Food and beverage costs Occupancy expenses General and administrative expenses	6,633	5,953	18,931	16,997
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	514	342	1,521	760
Interest on lease liabilities	Interest expense	245	155	691	286
Total lease expense (1)		$32,035	$28,355	$92,637	$80,492
_____________
(1) Includes contingent rent expense of $0.6 million and $0.5 million during the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, and $1.6 million and $1.5 million during the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.
Supplemental cash flow information related to leases was as follows:

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(in thousands)	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$59,259	$41,044
Operating cash flows - finance leases	$691	$286
Financing cash flows - finance leases	$1,162	$223
Supplemental information related to leases was as follows:

	THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Weighted-average remaining lease term (in years)
Operating leases	12.4	12.9
Finance leases	13.3	9.4
Weighted-average discount rate (1)
Operating leases	7.7%	7.8%
Finance leases	6.8%	6.2%
____________
(1) Based on the Company’s incremental borrowing rate.
10.     Equity and Stock-Based Compensation
Stock option awards
There were no stock option awards granted during the thirty-nine weeks ended September 27, 2026. A summary of stock option activity during the thirty-nine weeks ended September 27, 2026 was as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (in years)
Outstanding, December 28, 2025	3,577,374	$10.15	$20,614	3.2
Expired	(78,748)	$12.89
Exercised	(42,879)	$9.84
Outstanding and exercisable, September 27, 2026	3,455,747	$10.10	$3,595	2.4
The aggregate intrinsic value is based on the difference between the exercise price of the stock option and the closing price of the Company’s common stock on the Nasdaq Global Select Market (“Nasdaq”) on the last trading day of the period.
A summary of the non-vested stock option activity during the thirty-nine weeks ended September 27, 2026 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested, December 28, 2025	3,946	$5.22
Vested	(3,946)	$5.22
Nonvested, September 27, 2026	—	$—
Restricted stock units
During the thirty-nine weeks ended September 27, 2026, a total of 1,136,227 restricted stock units (“RSUs”) were granted. Of these RSUs, 901,643 will vest over a period of three years; 113,353 will vest in full one year from the grant date; 94,636 will vest in full three years from the grant date; and 26,595 will vest in full four years from the grant date.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of the Company’s RSU activity during the thirty-nine weeks ended September 27, 2026 is as follows:

	RESTRICTED STOCK UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE PER SHARE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding, December 28, 2025	2,010,917	$17.60	$31,994
Granted	1,136,227	$12.33
Forfeited	(105,288)	$15.51
Vested	(551,676)	$18.30
Outstanding, September 27, 2026	2,490,180	$15.13	$25,250
The aggregate intrinsic value is based on the closing price of the Company’s common stock on Nasdaq of $10.14 and $15.91 on September 25, 2026 and December 26, 2025, the last trading days of the periods, respectively.
Stock-based compensation expense, net of amounts capitalized, was $3.6 million and $2.9 million during the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, and $10.7 million and $7.9 million during the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively. Capitalized stock-based compensation included in property, fixtures and equipment totaled $0.2 million and $0.1 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.
Unrecognized stock-based compensation expense
The following represents unrecognized stock-based compensation expense and the remaining weighted average vesting period as of September 27, 2026:

	UNRECOGNIZED STOCK-BASED COMPENSATION EXPENSE (in thousands)	REMAINING WEIGHTED AVERAGE RECOGNITION PERIOD (in years)
Restricted stock units	$27,351	2.3
As of September 27, 2026, all stock options were fully vested and there were no unvested stock options outstanding.
11.    Income Taxes

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Income before income taxes	$6,477	$5,674	$6,411	$7,713
Income tax expense	$(1,690)	$(2,683)	$(1,970)	$(3,445)
Effective income tax rate	26.1%	47.3%	30.7%	44.7%
Management accounts for income taxes in interim periods using an estimated annual effective tax rate, adjusted for discrete items recognized during the period. Income tax expense reflects the application of the estimated annual effective income tax rate to the Company’s actual earnings for the periods, partially offset by discrete tax items, including stock-based compensation and certain state income tax matters.
The effective income tax rate for the thirteen and thirty-nine weeks ended September 27, 2026 decreased compared to the same periods in the prior year primarily due to changes in (i) the benefit of federal tax credits received by the Company for FICA taxes paid on certain employee tips, (ii) state income taxes, and (iii) stock-based compensation tax impacts.

Valuation allowance
Management routinely assesses the realizability of deferred tax assets, and may record a valuation allowance if, based on all available positive and negative evidence, the determination is reached that some portion of the deferred tax assets may not be realized prior to expiration. If Management determines that the Company may be able to realize the deferred tax assets in the future, the Company would make an adjustment to the deferred tax assets valuation allowance, which would reduce the provision for income taxes during the period in which the determination was made. As of the period ended

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

September 27, 2026 based upon all available evidence, Management has maintained a valuation allowance against a portion of the deferred tax assets.
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
12.    Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. The amount of the anticipated liability with respect to these matters was not material as of September 27, 2026. In the event any litigation losses become probable and estimable, the Company will recognize anticipated losses.
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
The following table details consolidated net income for the segment for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Total revenues	$349,861	$316,022	$1,035,492	$906,149
Less:
Food and beverage costs	77,402	69,730	234,305	208,355
Labor and other related expenses	112,962	102,387	339,294	300,451
Other restaurant operating expenses	56,048	50,140	163,509	141,002
Occupancy expenses	29,506	25,891	85,261	73,849
Pre-opening expenses	3,461	3,813	9,833	9,980
Stock-based compensation, net of amounts capitalized	3,639	2,877	10,688	7,926
General and administrative expenses (1)	31,605	30,869	103,228	89,224
Depreciation and amortization	22,700	19,662	65,935	54,355
Other segment items (2)	1,490	603	3,265	2,531
Interest expense	4,933	4,567	14,603	11,904
Other income, net	(362)	(191)	(840)	(1,141)
Income tax expense	1,690	2,683	1,970	3,445
Net income	$4,787	$2,991	$4,441	$4,268
(1) General and administrative expenses excludes stock-based compensation, net of amounts capitalized, which is presented separately.
(2) Other segment items included in segment net income include transaction and restructuring expenses, net and impairments and loss on disposal of assets.

FIRST WATCH RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14.    Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per common share:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands, except share and per share data)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Numerator:
Net income	$4,787	$2,991	$4,441	$4,268
Denominator:
Weighted average common shares outstanding - basic	61,719,871	61,027,278	61,544,361	60,933,443
Weighted average common shares outstanding - diluted	62,550,856	62,834,080	62,600,196	62,798,962
Net income per common share - basic	$0.08	$0.05	$0.07	$0.07
Net income per common share - diluted	$0.08	$0.05	$0.07	$0.07
Stock options outstanding not included in diluted net income per common share as their effect is anti-dilutive	1,253,332	12,552	220,522	12,552
Restricted stock units outstanding not included in diluted net income per share as their effect is anti-dilutive	1,015,422	222,055	547,131	9
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
References to “we,” “us,” “our,” “the Company” and “Management” in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) refer to First Watch Restaurant Group, Inc., collectively with its wholly-owned subsidiaries.

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

We employ more than 19,000 employees, operate and franchise restaurants in 33 states under the “First Watch” trade name and, as of September 27, 2026, had 601 company-owned restaurants and 80 franchise-owned restaurants.
Recent Developments
Financial highlights for the thirteen weeks ended September 27, 2026 (“third quarter of 2026”) as compared to the thirteen weeks ended September 28, 2025 (“third quarter of 2025”) reflect the continued momentum of our operating performance and include the following:
•Opened 16 system-wide restaurants in 11 states resulting in a total of 681 system-wide restaurants (601 company-owned and 80 franchise-owned) across 33 states as of September 27, 2026
•Total revenues increased 10.7% to $349.9 million from $316.0 million
•System-wide sales increased 10.9% to $391.2 million from $352.7 million
•Same-restaurant sales growth of 1.0%
•Same-restaurant traffic growth of negative 1.9%
•Income from operations margin remained flat at 3.2%
•Restaurant level operating profit margin* decreased to 19.4% from 19.7%
•Net income increased to $4.8 million, or $0.08 per diluted share, from net income of $3.0 million, or $0.05 per diluted share
•Adjusted EBITDA* increased to $39.7 million from $34.1 million
___________________
* See Non-GAAP Financial Measures Reconciliations section below.

Business Trends

In the third quarter of 2026, we experienced same-restaurant sales growth of 1.0% and same-restaurant traffic growth of negative 1.9%. We expect annual same-restaurant sales growth to be approximately 2.0%.

We experienced commodity deflation of 0.4% in the third quarter of 2026, primarily due to lower costs of bacon and avocados, somewhat offset by an increase in turkey sausage prices and the demand for higher cost beef offerings. We expect our full year commodity inflation to be approximately flat.

Restaurant-level wage inflation during the third quarter of 2026 was 4.1% and full year inflation is expected to be approximately 4.0%.
Key Performance Indicators

Throughout this MD&A, we discuss the following key operating metrics that we believe will drive our financial results and long-term growth model. We believe these metrics are useful to investors because Management uses these metrics to evaluate performance and assess the growth of our business as well as the effectiveness of our marketing and operational strategies.

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

Same-Restaurant Sales Growth: the percentage change in year-over-year restaurant sales (excluding gift card breakage) for the comparable restaurant base, which we define as the number of company-owned First Watch branded restaurants open for 18 months or longer as of the beginning of the fiscal year (“Comparable Restaurant Base”). For the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, there were 454 restaurants and 381 restaurants, respectively, in our Comparable Restaurant Base. Measuring our same-restaurant sales growth allows Management to evaluate the performance of our existing restaurant base. We believe this measure is useful for investors to provide a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of store openings, closings, and other transitional changes.

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
Selected Operating Data

	THIRTEEN WEEKS ENDED SEPTEMBER 27, 2026
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	586	79	665
New restaurant openings	15	1	16
Closures	—	—	—
End of period	601	80	681

	THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2026
	COMPANY-OWNED	FRANCHISE-OWNED	TOTAL
Beginning of period	560	73	633
New restaurant openings	42	8	50
Closures	(1)	(1)	(2)
End of period	601	80	681

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
System-wide sales (in thousands)	$391,192	$352,688	$1,155,803	$1,021,896
Same-restaurant sales growth	1.0%	7.1%	2.4%	3.7%
Same-restaurant traffic growth	(1.9)%	2.6%	(1.4)%	1.3%
Income from operations (in thousands)	$11,048	$10,050	$20,174	$18,476
Income from operations margin	3.2%	3.2%	2.0%	2.1%
Restaurant level operating profit (in thousands) (1)	$67,343	$61,675	$194,149	$164,573
Restaurant level operating profit margin (1)	19.4%	19.7%	18.9%	18.3%
Net income (in thousands)	$4,787	$2,991	$4,441	$4,268
Net income margin	1.4%	0.9%	0.4%	0.5%
Adjusted EBITDA (in thousands) (2)	$39,748	$34,099	$102,015	$87,231
Adjusted EBITDA margin (2)	11.4%	10.8%	9.9%	9.6%
________________
(1) Reconciliations from Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, respectively, are set forth in the tables within the Non-GAAP Financial Measures Reconciliations section below.
(2) Reconciliations from Net income and Net income margin, the most comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, respectively, are set forth in the tables within the Non-GAAP Financial Measures Reconciliations section below.

Results of Operations
The following table summarizes our results of operations and the percentages of items in our Consolidated Statements of Operations and Comprehensive Income in relation to Total revenues or, where indicated, Restaurant sales for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025:

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026		SEPTEMBER 28, 2025		SEPTEMBER 27, 2026		SEPTEMBER 28, 2025
Revenues
Restaurant sales	$346,722	99.1%	$313,636	99.2%	$1,026,351	99.1%	$898,210	99.1%
Franchise revenues	3,139	0.9%	2,386	0.8%	9,141	0.9%	7,939	0.9%
Total revenues	349,861	100.0%	316,022	100.0%	1,035,492	100.0%	906,149	100.0%
Operating costs and expenses
Restaurant operating expenses (1) (exclusive of depreciation and amortization shown below):
Food and beverage costs	77,402	22.3%	69,730	22.2%	234,305	22.8%	208,355	23.2%
Labor and other related expenses	112,962	32.6%	102,387	32.6%	339,294	33.1%	300,451	33.4%
Other restaurant operating expenses	56,048	16.2%	50,140	16.0%	163,509	15.9%	141,002	15.7%
Occupancy expenses	29,506	8.5%	25,891	8.3%	85,261	8.3%	73,849	8.2%
Pre-opening expenses	3,461	1.0%	3,813	1.2%	9,833	1.0%	9,980	1.1%
General and administrative expenses	35,244	10.1%	33,746	10.7%	113,916	11.0%	97,150	10.7%
Depreciation and amortization	22,700	6.5%	19,662	6.2%	65,935	6.4%	54,355	6.0%
Impairments and loss on disposal of assets	170	—%	175	0.1%	437	—%	311	—%
Transaction and restructuring expenses, net	1,320	0.4%	428	0.1%	2,828	0.3%	2,220	0.2%
Total operating costs and expenses	338,813	96.8%	305,972	96.8%	1,015,318	98.1%	887,673	98.0%
Income from operations (1)	11,048	3.2%	10,050	3.2%	20,174	2.0%	18,476	2.1%
Interest expense	(4,933)	(1.4)%	(4,567)	(1.4)%	(14,603)	(1.4)%	(11,904)	(1.3)%
Other income, net	362	0.1%	191	0.1%	840	0.1%	1,141	0.1%
Income before income taxes	6,477	1.9%	5,674	1.8%	6,411	0.6%	7,713	0.9%
Income tax expense	(1,690)	(0.5)%	(2,683)	(0.8)%	(1,970)	(0.2)%	(3,445)	(0.4)%
Net income	$4,787	1.4%	$2,991	0.9%	$4,441	0.4%	$4,268	0.5%
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Restaurant sales:
In-restaurant dining sales	$279,365	$254,155	9.9%	$829,383	$728,282	13.9%
Third-party delivery sales	42,442	37,163	14.2%	123,477	103,633	19.1%
Take-out sales	24,915	22,318	11.6%	73,491	66,295	10.9%
Total restaurant sales	$346,722	$313,636	10.5%	$1,026,351	$898,210	14.3%

The increase in total restaurant sales during the thirteen weeks ended September 27, 2026 as compared to the same period in the prior year was due principally to (i) a higher number of company-owned restaurants from new openings and (ii) menu price increases, partially offset by an increase in promotional usage and a (1.9)% decrease in same-restaurant traffic.

The increase in total restaurant sales during the thirty-nine weeks ended September 27, 2026 as compared to the same period in the prior year was due principally to (i) a higher number of company-owned restaurants from new openings, (ii) the acquisition of 19 franchise-owned restaurants during the second quarter of 2025 and (iii) menu price increases, partially offset by an increase in promotional usage and a 1.4% decrease in same-restaurant traffic.
Franchise Revenues
Franchise revenues are comprised of sales-based royalty fees, system fund contributions and the amortization of upfront initial franchise fees, which are recognized as revenue on a straight-line basis over the term of the franchise agreement. Franchise revenues in any period are directly influenced by the number of open franchise-owned restaurants.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Franchise revenues:
Royalty and system fund contributions	$3,077	$2,333	31.9%	$8,941	$7,371	21.3%
Initial fees	62	53	17.0%	200	170	17.6%
Business acquisitions - franchise revenues recognized	—	—	—%	—	398	(100.0)%
Total Franchise revenues	$3,139	$2,386	31.6%	$9,141	$7,939	15.1%
The increases in franchise revenues during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year was due to (i) an increase in the system fund contribution rate during the first quarter of 2026 and (ii) 9 new franchise-owned restaurant openings between September 28, 2025 and September 27, 2026. The increase for the thirty-nine weeks ended September 27, 2026 was partially offset by one franchise-owned restaurant closure and our acquisitions of 19 franchise-owned restaurants during the second quarter of 2025.
Food and Beverage Costs
Food and beverage costs at company-owned restaurants vary with sales volume and are subject to increases and declines in commodity costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Food and beverage costs	$77,402	$69,730	11.0%	$234,305	$208,355	12.5%
As a percentage of restaurant sales	22.3%	22.2%	0.1%	22.8%	23.2%	(0.4)%

Food and beverage costs as a percentage of restaurant sales increased during the thirteen weeks ended September 27, 2026 as compared to the same period in the prior year primarily as a result of the timing of vendor credits that did not recur in the same period in 2026, partially offset by (i) menu price increases and (ii) the lower cost of bacon and avocados, partially offset by an increase in the cost of turkey sausage and the demand for higher cost beef offerings.

Food and beverage costs as a percentage of restaurant sales decreased during the thirty-nine weeks ended September 27, 2026 as compared to the same period in the prior year primarily as a result of (i) menu price increases and (ii) the lower cost of bacon, eggs, and avocados, partially offset by the higher cost of coffee and the demand for higher cost beef offerings.
Food and beverage costs increased during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year primarily as a result of an increase in the number of company-owned restaurants between September 28, 2025 and September 27, 2026. These increases were partially offset by commodity deflation.

Labor and Other Related Expenses
Labor and other related expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and employee benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, the number and performance of our company-owned restaurants and competition for qualified staff.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Labor and other related expenses	$112,962	$102,387	10.3%	$339,294	$300,451	12.9%
As a percentage of restaurant sales	32.6%	32.6%	—%	33.1%	33.4%	(0.3)%
Labor and other related expenses as a percentage of restaurant sales remained flat for the thirteen weeks ended September 27, 2026 as compared to the same period in the prior year primarily as a result of the leverage associated with menu price increases, offset by wage increases.
Labor and other related expenses as a percentage of restaurant sales decreased during the thirty-nine weeks ended September 27, 2026 as compared to the same period in the prior year primarily as a result of the leverage associated with menu price increases, partially offset by wage increases.

The increases in labor and other related expenses during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year were primarily due to (i) the increase in the number of company-owned restaurants and related headcount and (ii) wage increases.
Other Restaurant Operating Expenses

Other restaurant operating expenses consist of utilities, insurance, marketing and advertising expenses and other variable expenses incidental to operating company-owned restaurants, such as operating supplies (including paper products, menus and to-go supplies), third-party delivery services fees, credit card fees and repairs and maintenance expenses.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Other restaurant operating expenses	$56,048	$50,140	11.8%	$163,509	$141,002	16.0%
As a percentage of restaurant sales	16.2%	16.0%	0.2%	15.9%	15.7%	0.2%
Other restaurant operating expenses as a percentage of restaurant sales increased during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year primarily due to an increase in (i) utilities and (ii) third-party delivery fees.
The increase in other restaurant operating expenses during the thirteen weeks ended September 27, 2026 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants driving increased expenses, including (i) $2.0 million related to utilities, repairs and maintenance expenses, (ii) $1.3 million in third-party delivery fees, (iii) $1.1 million in operating supplies and (iv) $1.1 million in credit card fees.

The increase in other restaurant operating expenses during the thirty-nine weeks ended September 27, 2026 as compared to the same period in the prior year was primarily due to the increase in the number of company-owned restaurants driving increased expenses, including (i) $7.9 million related to utilities, repairs and maintenance expenses, (ii) $5.6 million in operating supplies, (iii) $4.5 million in third-party delivery fees and (iv) $3.0 million in credit card fees.
Occupancy Expenses
Occupancy expenses primarily consist of rent expense, property insurance, common area expenses and property taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Occupancy expenses	$29,506	$25,891	14.0%	$85,261	$73,849	15.5%
As a percentage of restaurant sales	8.5%	8.3%	0.2%	8.3%	8.2%	0.1%
Occupancy expenses as a percentage of restaurant sales increased during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year primarily due to higher rent expense associated with new restaurants.
The increases in occupancy expenses during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year were primarily due to the increase in the number of company-owned restaurants.
Pre-opening Expenses
Pre-opening expenses are costs incurred to open new company-owned restaurants. Pre-opening expenses include rent expense, manager salaries, recruiting expenses, employee payroll and training costs. Pre-opening expenses can fluctuate from period to period, based on the number and timing of new company-owned restaurant openings.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Pre-opening expenses	$3,461	$3,813	(9.2)%	$9,833	$9,980	(1.5)%
The decrease in pre-opening expenses during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year was primarily due to the lower number of new company-owned restaurants opened during the 2026 periods.
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

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
General and administrative expenses	$35,244	$33,746	4.4%	$113,916	$97,150	17.3%
The increase in general and administrative expenses during the thirteen weeks ended September 27, 2026 as compared to the same period in the prior year was mainly due to (i) a $1.7 million increase in compensation expenses related to stock-based compensation and additional employee headcount to support growth, (ii) a $0.5 million increase in licenses and fees including information technology related expenses for an increased number of restaurants and (iii) a $0.4 million increase in marketing expenses. The increase was partially offset by a decrease in consulting, legal and other professional service fees.

The increase in general and administrative expenses during the thirty-nine weeks ended September 27, 2026 as compared to the same period in the prior year was mainly due to (i) a $6.2 million increase in compensation expenses related to stock-based compensation, bonus expenses and additional employee headcount to support growth, (ii) a $6.1 million increase in marketing expenses, (iii) a $3.9 million increase related to 2026 leadership conference expenses and (iv) a $1.7 million increase in licenses and fees including information technology related expenses for an increased number of restaurants. The increase was partially offset by a decrease in consulting, legal and other professional service fees.
Depreciation and Amortization
Depreciation and amortization consists of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of franchise rights.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Depreciation and amortization	$22,700	$19,662	15.5%	$65,935	$54,355	21.3%
The increases in depreciation and amortization during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year were primarily related to depreciating and amortizing the assets of NROs and of acquired restaurants, including reacquired rights from franchisees.
Transaction and Restructuring Expenses, Net
Transaction and restructuring expenses, net principally include (i) incremental severance costs resulting from organizational optimization, (ii) costs incurred in connection with the 2025 acquisitions of franchise-owned restaurants, (iii) non-recurring professional fees, (iv) investor relations costs and (v) costs related to secondary equity offerings completed in 2025.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Transaction and restructuring expenses, net	$1,320	$428	208.4%	$2,828	$2,220	27.4%

The increase in transaction and restructuring expenses, net during the thirteen weeks ended September 27, 2026 as compared to the same period in the prior year was primarily due to an increase in costs related to (i) non-recurring professional fees and (ii) investor day costs. The increase was partially offset by secondary equity offering costs incurred in 2025 that did not recur in 2026.

The increase in transaction and restructuring expenses, net during the thirty-nine weeks ended September 27, 2026 as compared to the same period in the prior year was primarily due to an increase in (i) organizational optimization costs, (ii) costs related to non-recurring professional fees and (iii) investor day costs. The increase was partially offset by costs incurred in connection with (i) 2025 acquisitions and (ii) 2025 secondary equity offering costs that did not recur in 2026.
Income from Operations

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Income from operations	$11,048	$10,050	9.9%	$20,174	$18,476	9.2%
As a percentage of restaurant sales	3.2%	3.2%	—%	2.0%	2.1%	(0.1)%

Income from operations margin remained flat during the thirteen weeks ended September 27, 2026, compared to the same period in the prior year, as revenue increases and a decrease in general and administrative expenses as a percentage of restaurant sales were offset by increases in other costs, primarily (i) depreciation and amortization expense, (ii) other restaurant operating expenses and (iii) occupancy expenses.
Income from operations margin decreased during the thirty-nine weeks ended September 27, 2026 compared to the same period in the prior year as revenue increases were exceeded by increases in other costs, primarily (i) depreciation and amortization expense, (ii) labor and other related expenses, (iii) general and administrative expenses, (iv) other restaurant operating expenses and (v) occupancy expenses.
Interest Expense

Interest expense primarily consists of interest and fees on our outstanding debt and the amortization expense for debt discount and deferred issuance costs.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Interest expense	$4,933	$4,567	8.0%	$14,603	$11,904	22.7%

The increase in interest expense during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year was due to increased debt.
Other Income, Net
Other income, net includes items deemed to be non-operating based on Management’s assessment of the nature of the item in relation to our core operations.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Other income, net	$362	$191	89.5%	$840	$1,141	(26.4)%
Other income, net increased during the thirteen weeks ended September 27, 2026 as compared to the same period in the prior year primarily due to an increase in (i) interest income and (ii) sales tax commissions.
Other income, net decreased during the thirty-nine weeks ended September 27, 2026 as compared to the same period in the prior year primarily due to a decrease in insurance proceeds.
Income Tax
Income tax consists of federal and state taxes.

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Income tax expense	$(1,690)	$(2,683)	(37.0)%	$(1,970)	$(3,445)	(42.8)%
Effective income tax rate	26.1%	47.3%	(21.2)%	30.7%	44.7%	(14.0)%

Income tax expense and the effective income tax rate during the thirteen and thirty-nine weeks ended September 27, 2026 decreased as compared to the same period in the prior year primarily due to (i) the impact of federal FICA tax credits and the related valuation allowance, (ii) stock-based compensation and (iii) certain discrete state income tax matters.
Net Income

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Net income	$4,787	$2,991	60.0%	$4,441	$4,268	4.1%
As a percentage of total revenues	1.4%	0.9%	0.5%	0.4%	0.5%	(0.1)%

Net income increased during the thirteen and thirty-nine weeks ended September 27, 2026 as compared to the same periods in the prior year primarily due to (i) the increase in income from operations and (ii) a decrease in income tax expense, partially offset by an increase in interest expense.

Restaurant Level Operating Profit and Restaurant Level Operating Profit Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Restaurant level operating profit	$67,343	$61,675	9.2%	$194,149	$164,573	18.0%
Restaurant level operating profit margin	19.4%	19.7%	(0.3)%	18.9%	18.3%	0.6%
Restaurant level operating profit margin during the thirteen weeks ended September 27, 2026 decreased as compared to the same period in the prior year primarily due to an increase as a percentage of restaurant sales in (i) other restaurant operating expenses, (ii) occupancy expenses and (iii) food and beverage costs, partially offset by a decrease in pre-opening expenses as a percentage of restaurant sales.
Restaurant level operating profit margin during the thirty-nine weeks ended September 27, 2026 increased as compared to the same period in the prior year primarily due to (i) favorable labor and other related expenses as a percentage of restaurant sales and (ii) favorable food and beverage costs as a percentage of restaurant sales, partially offset by the increase in other restaurant operating expenses as a percentage of restaurant sales.

Restaurant level operating profit for the thirteen and thirty-nine weeks ended September 27, 2026 increased as compared to the same periods in the prior year due to sales growth driven by increases in (i) restaurant locations and (ii) same-restaurant sales. This was partially offset by increases in expenses associated primarily with an increase in the number of company-owned restaurants, including (i) labor and other related expenses, (ii) food and beverage costs, (iii) other restaurant operating expenses and (iv) occupancy expenses.
Adjusted EBITDA and Adjusted EBITDA Margin

	THIRTEEN WEEKS ENDED			THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	Change
Adjusted EBITDA	$39,748	$34,099	16.6%	$102,015	$87,231	16.9%
Adjusted EBITDA margin	11.4%	10.8%	0.6%	9.9%	9.6%	0.3%
Adjusted EBITDA margin increased during the thirteen weeks ended September 27, 2026 compared to the same period in the prior year primarily due to a decrease in general and administrative expenses as a percentage of revenues, partially offset by a decrease in restaurant level operating profit margin.
Adjusted EBITDA margin increased during the thirty-nine weeks ended September 27, 2026 compared to the same period in the prior year primarily due to an increase in restaurant level operating profit margin, partially offset by an increase in general and administrative expenses as a percentage of revenues.
Adjusted EBITDA increased during the thirteen and thirty-nine weeks ended September 27, 2026 compared to the same periods in the prior year primarily due to an increase in restaurant level operating profit, partially offset by an increase in general and administrative expenses.

Non-GAAP Financial Measures Reconciliations

Adjusted EBITDA and Adjusted EBITDA margin - The following table reconciles Net income and Net income margin, the most directly comparable GAAP measures to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Net income	$4,787	$2,991	$4,441	$4,268
Depreciation and amortization	22,700	19,662	65,935	54,355
Interest expense	4,933	4,567	14,603	11,904
Income tax expense	1,690	2,683	1,970	3,445
EBITDA	34,110	29,903	86,949	73,972
Strategic transition costs (1)	509	715	1,113	2,748
Stock-based compensation, net of amounts capitalized (2)	3,639	2,877	10,688	7,926
Delaware Voluntary Disclosure Agreement Program (3)	—	1	—	54
Transaction and restructuring expenses, net (4)	1,320	428	2,828	2,220
Impairments and loss on disposal of assets (5)	170	175	437	311
Adjusted EBITDA	$39,748	$34,099	$102,015	$87,231

Total revenues	$349,861	$316,022	$1,035,492	$906,149
Net income margin	1.4%	0.9%	0.4%	0.5%
Adjusted EBITDA margin	11.4%	10.8%	9.9%	9.6%

Additional information
Deferred rent (6)	$(337)	$(141)	$(836)	$337
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
(4) Represents severance costs resulting from organizational optimization, costs incurred in connection with the acquisition of franchise-owned restaurants, non-recurring professional fees, secondary equity offering costs, costs related to restaurant closures and investor relations costs.
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

Restaurant level operating profit and Restaurant level operating profit margin - The following table reconciles Income from operations and Income from operations margin, the most comparable GAAP measures to Restaurant level operating profit and Restaurant level operating profit margin, respectively, for the periods indicated:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Income from operations	$11,048	$10,050	$20,174	$18,476
Less: Franchise revenues	(3,139)	(2,386)	(9,141)	(7,939)
Add:
General and administrative expenses	35,244	33,746	113,916	97,150
Depreciation and amortization	22,700	19,662	65,935	54,355
Transaction and restructuring expenses, net (1)	1,320	428	2,828	2,220
Impairments and loss on disposal of assets (2)	170	175	437	311
Restaurant level operating profit	$67,343	$61,675	$194,149	$164,573

Restaurant sales	$346,722	$313,636	$1,026,351	$898,210
Income from operations margin	3.2%	3.2%	2.0%	2.1%
Restaurant level operating profit margin	19.4%	19.7%	18.9%	18.3%

Additional information
Deferred rent(3)	$(353)	$(168)	$(883)	$211
_____________________________
(1) Represents severance costs resulting from organizational optimization, costs incurred in connection with the acquisition of franchise-owned restaurants, non-recurring professional fees, secondary equity offering costs, costs related to restaurant closures and investor relations costs.
(2) Represents impairment charges and costs related to the disposal of assets due to retirements, replacements and restaurant closures.
(3) Represents the non-cash portion of straight-line rent recorded within Occupancy expenses on the Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources

As of September 27, 2026, we had cash and cash equivalents of $21.1 million and outstanding borrowings under our senior secured credit facility (the “Credit Facility”) of $271.7 million, excluding unamortized debt discount and deferred issuance costs. We had availability of $54.0 million under our revolving credit facility of $125.0 million, of which $2.5 million is reserved under letters of credit pursuant to our credit agreement, dated as of October 6, 2021, as amended (“Credit Agreement”). Our principal uses of cash include capital expenditures for the development, acquisition or remodeling of restaurants, lease obligations, debt service payments and strategic infrastructure investments. Our working capital requirements are low due to our restaurants storing minimal inventory and customers paying for their purchases at the time of the sale, which frequently precedes our payment terms with suppliers.

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

We estimate that our capital expenditures will total approximately $145.0 million in 2026. This capital is invested primarily in new restaurant projects and planned remodels. We intend to fund the capital expenditures primarily with cash generated from our operating activities as well as with borrowings pursuant to our Credit Agreement.

Summary of Cash Flows
The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the thirty-nine weeks ended September 27, 2026 and September 28, 2025:

	THIRTY-NINE WEEKS ENDED
(in thousands)	SEPTEMBER 27, 2026	SEPTEMBER 28, 2025
Cash provided by operating activities	$110,445	$107,452
Cash used in investing activities	(113,949)	(175,771)
Cash provided by financing activities	3,323	55,721
Net decrease in cash and cash equivalents	$(181)	$(12,598)
Cash provided by operations is our typical source of liquidity used (i) to fund capital expenditures for new restaurants, (ii) to maintain and remodel existing restaurants and (iii) for debt service. During the thirty-nine weeks ended September 27, 2026 as compared to the thirty-nine weeks ended September 28, 2025, there was an increase in cash provided by operations primarily due to an increase in company-owned restaurants, partially offset by the timing of operational payments.
Cash used in investing activities decreased during the thirty-nine weeks ended September 27, 2026 from the thirty-nine weeks ended September 28, 2025 due principally to (i) amounts paid in 2025 to acquire franchise locations and (ii) the timing of capital expenditures and payments.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity and Food Price Risks
We expect our full year commodity inflation to be approximately flat.
Interest Rate Risk
On August 18, 2026, we entered into two additional variable-to-fixed interest rate swaps. These interest rate swaps have an initial aggregate notional amount of $50.0 million, which will increase to a notional amount of $80.0 million on December 24, 2026 and mature on December 29, 2028. Under the terms of these interest rate swaps, we will pay a weighted average fixed rate of 4.08% on the notional amounts and receive payments from, or make payments to, the counterparties based on the three-month SOFR rate.
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
Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements:

During the fiscal quarter ended September 27, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101
The financial information from First Watch Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the third fiscal quarter ended September 27, 2026, filed on November 3, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2026.

FIRST WATCH RESTAURANT GROUP, INC.

By:	/s/ Christopher A. Tomasso
Name:	Christopher A. Tomasso
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ashlee Weisser
Name:	Ashlee Weisser
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)